Form 10-K
period 2000-12-31
724 SOLUTIONS INC
filed 2001-03-29
CIK 1097641

[caad 218]u


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 1-15641

                               724 SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)


                                     ONTARIO
                         (State or other jurisdiction of
                         incorporation and organization)

                                  INAPPLICABLE
                      (I.R.S. Employer Identification No.)


                          4101 YONGE STREET, SUITE 702
                            TORONTO, ONTARIO M2P 1N6
          (Address of principal executive offices, including zip code)

                                 (416) 226-2900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Shares,
                                                              no par value.
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common shares on February 28, 2001 of $14 3/16, as reported on the Nasdaq National Market, was approximately $344.5 million. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of February 28, 2001, the Registrant had outstanding 56,578,275 common shares, no par value.

                                      INDEX

                               724 SOLUTIONS INC.

                           ANNUAL REPORT ON FORM 10-K



                                                                                                                  PAGE
                                                                                                                   NO.
                                                                                                                  ----
PART I
Item 1.          Business...................................................................................         2
Item 2.          Properties.................................................................................        37
Item 3.          Legal Proceedings..........................................................................        37
Item 4.          Submission of Matters to a Vote of Security Holders........................................        37

PART II
Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters......................        38
Item 6.          Selected Financial Data....................................................................        44
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations......        46
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.................................        60
Item 8.          Financial Statements and Supplementary Data................................................        60
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......        60

PART III
Item 10.         Directors and Executive Officers of the Registrant.........................................        62
Item 11.         Executive Compensation.....................................................................        62
Item 12.         Security Ownership of Certain Beneficial Owners and Management.............................        62
Item 13.         Certain Relationships and Related Transactions.............................................        62

PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................        63

Index to Consolidated Financial Statements.................................................................        F-1

SIGNATURES


                                     PART I

ITEM 1.   BUSINESS

                             DESCRIPTION OF BUSINESS

          OVERVIEW

     AN INVESTMENT IN OUR COMMON SHARES INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES. WE ENCOURAGE YOU TO CAREFULLY REVIEW THE INFORMATION SET FORTH IN THIS ITEM I UNDER THE CAPTIONS "RISK FACTORS" AND "INFORMATION REGARDING FORWARD-LOOKING STATEMENTS" FOR A DESCRIPTION OF THESE RISKS AND UNCERTAINTIES.

         We provide Internet infrastructure software solutions that enable our customers to deliver services involving transactions such as online banking, brokerage and mobile electronic commerce, or m-commerce. Using our 724 Solutions platform, these services can be delivered across a wide range of Internet-enabled wireless and consumer electronic devices. Our products currently enable consumers to securely access these services through network service providers using digital mobile phones, personal digital assistants, two-way pagers and personal computers. Our customers are now in the initial phases of offering m-commerce services based upon our products. With critical security features built in, our products can be quickly implemented and integrated with existing systems, and scaled or expanded to accommodate future growth. Using our 724 Solutions platform and related products, our customers can provide new levels of service in an easy to use, personalized manner. Our customers may operate our software solutions within their own facilities, or we can provide them with our hosting services.

         Our product offering consists of two categories of components: a base technology layer called the 724 Solutions platform, and a suite of features and functions for consumers, called the 724 Solutions applications, which include financial service applications and our LiveClips service, together with our alerts, m-commerce and content applications, and which can be used together with the underlying platform infrastructure.

         In recent months, we have entered into new license agreements with additional financial institutions, and have begun to provide hosting services to our customers. We have also completed four acquisitions, including:

         - YRLess Internet Corp., which has developed a carrier-grade short messaging service gateway that we plan to use to enhance our ability to quickly connect our services to carriers. The YRLess gateway includes advanced features that are designed to enhance its operation with different networks, including functions that control the amount of messages that cross a network, advanced security features and anti-spamming features.

         - Ezlogin.com, Inc., a developer of Internet infrastructure tools for user-directed personalization that are now the basis of our LiveClips product, which we introduced in September 2000. LiveClips is a comprehensive aggregation tool designed to enable our customers to provide consumers with a consolidated view of their online accounts and other Web-based items of personal interest across a wide range of Internet-enabled devices.

         - Spyonit.com, Inc., which has developed intelligent alerting infrastructure software that monitors the Internet or other data sources for items of interest, such as stock prices, product sales and auction bids, and which notifies a consumer when a particular condition selected by the consumer is met.

         - TANTAU Software Inc., a global provider of software and services that enable enterprises to conduct high-volume, secure, m-commerce transactions while maintaining direct access to their customers. TANTAU's Wireless Internet Platform creates a link for a variety of wireless and wired devices, including cellular telephones, personal digital assistants, pagers and Web browsers, to interact with enterprise applications and data sources. TANTAU's Wireless Internet Platform allows enterprises to offer access to their Internet e-commerce activities, such as banking, stock trading and shopping, through mobile devices.

         In the third quarter of 2000, we introduced an enhancement to our product offering. This release focuses on providing our customers with more flexibility in reaching consumers using devices that are gaining substantial consumer adoption, such as Wireless Application Protocol (WAP) phones and two-way pagers. In March 2001, we introduced a new version of our 724 Solutions platform, which offers, among other new features, speech recognition technology in 15 languages and a notification system that is designed to select the most effective delivery channel for a user's device.

         In September 2000, we introduced our LiveClips product, which is based upon the technology acquired in our purchase of Ezlogin. LiveClips is a comprehensive aggregation tool designed to enable our customers to provide consumers with wired or wireless access to a full suite of online accounts and other items of personal interest. LiveClips enables users to access a variety of these accounts by using a single user ID and password to sign-in to a secure and easy-to-access location.

         Since our September 2000 acquisition of Spyonit, we have been offering advanced notification services that enable our customers to provide consumers with personalized intelligent alerts. Our alerts technology uses the carrier-grade short messaging service gateway that we acquired in our acquisition of YRLess to provide a more reliable way of delivering alerts and notifications to end users.

         Our headquarters are located in Toronto, Ontario and Austin, Texas, and we have sales offices and other facilities in other locations in North America, Europe and the Asia-Pacific Region. As of January 31, 2001, we had 710 employees worldwide, including the employees of TANTAU.

         INDUSTRY OVERVIEW

         GROWTH OF THE INTERNET

         The Internet has emerged as a global communications medium to deliver and share information and conduct business electronically. The dramatic growth in the number of Internet users has led to a proliferation of information and services on the Internet, including financial services, e-mail, e-commerce, news and lifestyle content. We believe that consumers are increasingly seeking personalized and practical Internet applications that they can use in their daily activities.

         GROWTH OF DIGITAL WIRELESS COMMUNICATIONS

         Digital wireless communications have grown rapidly due to declining consumer costs, expanding network coverage, the availability of extended service features such as voice and text messaging and the proliferation of wireless devices. These wireless devices include personal digital assistants such as PalmPilot connected organizers, Handspring Visors, "Pocket PC" organizers; digitalmobile phones such as the Neopoint 1000, Qualcomm 2700, Ericsson R320, Nokia 7110 and Motorola Timeport; and two-way pagers, such as those developed by Research In Motion and Motorola. Recent developments in wireless technology and deployment of digital data networks have enabled the introduction of wireless data applications such as financial services, mobile commerce, news and lifestyle content.

         CONVERGENCE OF WIRELESS COMMUNICATIONS AND THE INTERNET

         The convergence of wireless communications and the Internet has created new opportunities for the delivery of wireless data services. Cahners In-Stat Group estimates that the number of wireless Internet subscribers worldwide will grow from approximately 3.8 million at the end of 1999 to approximately 742 million at the end of 2004. We expect that the convergence of wireless communications and the Internet will enable the delivery of wireless multimedia applications, including voice, data, image and video. International wireless technology groups, such as the Wireless Application Protocol Forum and the Symbian Alliance, have created global standards for the transmission of wireless applications, which we believe will help lead to increased penetration of the market for wireless devices and services.

         GROWTH OF E-COMMERCE

         With the emergence of the Internet as a globally accessible, fully interactive medium, many individuals and companies that have traditionally conducted business in person, through the mail or over the telephone now increasingly conduct business electronically. We expect that consumer use of e-commerce will accelerate as more individuals gain access to the Internet, as the cost of Internet access decreases, and as security concerns are alleviated. In some parts of the world, particularly in a number of European and Asian countries, e-commerce opportunities have been limited because credit cards, which are currently the only secure form of online payment, are not widely used. We expect these consumers to embrace e-commerce once a direct-payment system is available. International Data Corporation (IDC) estimates that Internet users worldwide purchased more than $131 billion in goods and services in 1999, increasing to $2.6 trillion in 2004.

         GROWTH OF SECURE MOBILE TRANSACTIONS

         As the mobile Internet continues to grow and evolve, the focus of user activity is expanding beyond basic content delivery applications. E-mail and other forms of messaging that facilitate mobile person-to-person communications have begun to drive accelerated adoption of wireless data devices and services. We expect that the next major type of functionality this market will demand is the ability to conduct secure mobile transactions, with a particular emphasis on banking, brokerage and m-commerce. According to IDC, m-commerce in the U.S. would generate $29 million in transactions in 2000 and grow to $20.8 billion in transactions in 2004. ARC Group estimates that after personal information management and entertainment, financial services was the most popular category for wireless data users in 2000. With convenient access, mobile transactions can be faster, less expensive and easier than transactions conducted through a broker, teller, ATM or bricks-and-mortar storefront. In addition, the location-based capabilities made possible by wireless networks and device technology facilitate the creation of a personalized, context-sensitive user experience that is unique to the mobile environment.

         As in the online context, however, consumer concerns about the security of their sensitive financial and payment information is a key hurdle to be overcome for mass adoption of mobile transaction technology to occur. Traditional financial institutions are well positioned to respond with strategies that build on their unique trust relationship with consumers and the strengths of their traditional channels and services to overcome these security concerns. We believe that the increasing popularity of new Internet-enabled devices will help generate greater demand for mobile financial services and provide an opportunity for financial institutions to drive adoption of banking, brokerage, m-commerce and other secure transaction services to their large and attractive customer base.

         To execute these strategies, large financial institutions will require a solution that enables their existing systems, which we believe were generally not designed to facilitate mobile transactions, to exchange information with their consumers across a variety of Internet-enabled devices. This exchange requires a complex bridging architecture that can interface with a variety of access devices, communication protocols, operating systems, and network and security technologies. The solution must also be secure in order to protect the integrity and confidentiality of information, and fault-tolerant and scalable in order to process an increasing number of transactions. The ideal solution must also enable rapid deployment and the flexibility to add additional functions and services.

         BUSINESS STRATEGY

         Our objective is to become the leading provider of Internet infrastructure software that permits secure transactions using a broad range of Internet-enabled devices. Our strategy is to:

         EXPAND OUR REACH: Our initial focus has been to provide our products to large financial institutions worldwide, particularly banks and brokerage firms. We believe that large financial institutions have both the scale and global consumer base to maximize the adoption of services based on our products. Citigroup, Bank of America, Wells Fargo, Hanvit Bank, Bank of Montreal, Wachovia Corporation, KeyCorp and Claritybank.com are in various stages of implementing our solution. Through our acquistion of TANTAU, we established customer relationships with several major financial institutions in Europe. We believe that the trust relationship these institutions have with consumers, combined with our secure payment infrastructure, will accelerate consumer adoption of mobile transactions. Once we have established a significant presence in the financial services sector, we expect to use many of the components of our architecture in other markets such as insurance, sales force management and logistics.

         ACCELERATE WORLDWIDE ADOPTION OF OUR SOLUTION: In an effort to encourage rapid deployment of our solution by financial institutions and other customers, we are:

         - Through our acquisition of TANTAU and our research and development efforts, enhancing the scalability and strength of our 724 Solutions platform;

         - Establishing relationships worldwide with wireless and other network service providers, device manufacturers and content and technology providers;

         - Providing a compelling consumer experience through a consistent, user-friendly interface on a variety of Internet-enabled devices;

         - Building worldwide hosting services for our customers, which will help allow for quick delivery of services to consumers, as well as a managed contact center service, which will help ensure a rich initial consumer experience; and

         - Reducing our customers' initial cost of using our solution by charging a variable license fee based on the number of users per month, subject to specific minimum fees.

         EXPAND THE FUNCTIONALITY OF OUR PLATFORM: Our architecture is designed to be extendable, enabling our customers to continue to offer additional online services across a variety of protocols, operating systems, networks and devices to maximize consumer reach. We expect to further expand our reach by supporting additional devices and broadening our functionality by introducing new applications, content and services. For example, we are integrating into our solution public key infrastructure (PKI) technology, which facilitates the management of the tools necessary to ensure authentication of user identity and the non-repudiation of transactions. We believe that this security feature is essential for the widespread adoption of e-commerce and m-commerce transactions. Additionally, we work with developers of new technologies to, among other things, gain early access to device, wireless and network advancements.

         PURSUE SELECTIVE ACQUISITIONS TO EXPAND OUR CAPABILITIES: We intend to continue to pursue acquisitions of companies and technologies that we believe will allow us to quickly increase the scale and scope of our operations, such as expanding our research and development team, expanding into new geographical markets and industry sectors and providing new services.

         724 SOLUTIONS - CUSTOMER BENEFITS

         We believe that our products enable customers to maintain and deepen consumer relationships and accelerate the adoption of Internet-based financial services and other transactions. Our products can be rapidly implemented, integrate easily with existing systems, address security issues, are scalable and provide a robust platform for future growth. Key benefits of our products include:

         - SPEED TO MARKET: Our products, whether installed in a customer's operations center or operated as a service through our hosting group, can be rapidly deployed by a new customer, branded and offered to consumers.

         - EASE OF INTEGRATION WITH EXISTING SYSTEMS: Our 724 Solutions platform and other products link to a customer's existing systems, enabling customers to preserve their existing investment, and to extend the productivity and functionality of their existing infrastructure to new electronic channels.

         - SECURITY: The security framework of our product offerings address the stringent security standards of financial institutions, creating an environment of trust for consumers and allowing our customers to offer transactions and other services with reduced fraud-related concerns.

         - SCALABILITY AND MANAGEABILITY: Our 724 Solutions platform and other products are designed to add users efficiently and effectively. We believe that our products can support significant growth in users with little increase in infrastructure. We believe that this feature of our product offerings will be further enhanced by the integration of the TANTAU platform into our own 724 Solutions offering, which has a built-in set of tools to easily manage recovery, redundancy and deployment.

         - ABILITY TO EXPAND FUNCTIONALITY: Our 724 Solutions platform is designed to facilitate the addition of new applications, devices, content and services. It provides a robust basis for the growth of electronic financial services and e-commerce.

         - MAINTAIN AND DEEPEN CONSUMER RELATIONSHIPS: Our product offerings allow financial institutions and other customers to connect directly with consumers wherever they can obtain wired or wireless Internet access. Our products also allow consumers to set up their own personal preferences and alerts for a personalized, easy-to-use experience. The information contained in the personalization and notification databases provides our customers with a competitive advantage in building consumer loyalty through the delivery of value-added services.

         We believe that our products benefit our customers and the companies with which we have relationships by enabling the delivery of differentiated wireless and wireline financial services, and other types of m-commerce transactions. These services help increase consumer loyalty and drive wireless airtime usage, consumer electronic device sales, and the purchase of other products and services.

         OUR PRODUCTS

         Our products enable the delivery of secure and personalized electronic information, services, transactions and payments using a broad range of mass-market wired and wireless Internet-enabled devices. This technology is extendable across a variety of protocols, operating systems and networks, enabling our customers to deliver personalized transactions, services and information to consumers over a wide range of communications networks.

         Our product offering consists of two categories of components: a base technology layer called the 724 Solutions platform, and a suite of features and functions for consumers, the 724 Solutions applications, which can be used together with the underlying platform infrastructure.

         724 SOLUTIONS PLATFORM

         The 724 Solutions platform enables connectivity to the back-end systems of financial institutions, merchants, content providers and other types of enterprises. The 724 Solutions platform facilitates communications with various wireless and wireline networks and devices, manages a user's session and network security, provides system administration tools, and provides a broad set of application services in support of the 724 Solutions applications. In January 2001, we began to integrate the technologies of TANTAU's Wireless Internet Platform into the 724 Solutions platform.

         NETWORK AND DEVICE GATEWAY. The network gateway transforms enterprise data into formats suitable for use in a wide variety of wired and wireless networks, including Code Division Multiple Access (CDMA), Global System for Mobile Communication (GSM), Time Division Multiple Access (TDMA), Cellular Digital Packet Data (CDPD), Mobitex and Internet Protocol. Almost all digital mobile systems worldwide use one of these major types of wireless access formats for voice and data communications. This gateway enables our customers to quickly deploy their services through multiple network service providers, and allows for new protocols to be supported without changes to their existing architecture.

         The device gateway supports the presentation of our applications on multiple devices. It recognizes the type of device a consumer is using and optimizes the format of the information for the characteristics of that particular device type. Our software automatically formats information delivered to a device using style sheets programmed in Extensible Markup Language (XML) or Extensible Style Language (XSL), which are widely used languages in Internet communications. This approach enables our customers to deliver services over many types of access devices, and allows new devices to be supported without changes to our architecture. The network and device gateway ensures consumers receive a consistent and user-friendly experience regardless of the device used.

         PERSONALIZATION. Our solution enables consumers to customize their services through a single set-up procedure. Once completed, a consumer's preferences are stored in a unique profile on the network rather than on a specific device. Thereafter, a consumer may use any Internet-enabled device to access his or her account to retrieve information and conduct transactions without repeating the set-up procedure. Changes in preferences made by a consumer on one device will automatically be reflected on all other devices used by that consumer.

         TARGETED MARKETING SERVICES. Using data generated from personalized profiles, our customers have the ability to gain a better understanding of their consumers' needs and interests. Our targeted marketing services can be used to allow the distribution of information directly to their consumers with personalized messages or services based on their preferences.

         SESSION MANAGEMENT. Our session management system ensures continuity of a transaction over the network. For example, if a user is disconnected during a transaction but is able to reconnect within a prescribed period of time, the user can complete the transaction without repeating the login process or previous entries.

         ADMINISTRATION. The administration function allows our products to be managed within a customer's existing computer infrastructure. Through this function, platform administrators can start and stop individual servers, add or remove resources - such as hardware - from the platform without disrupting service, monitor performance and perform system back-up procedures. These administration capabilities can be integrated with popular systems management tools, allowing our products to be monitored as part of a customer's overall computing environment. We provide a feed into a data warehouse of all transactions recorded by the system.

         TRANSACTION AND CONTENT GATEWAY. The 724 Solutions platform interfaces with our customers' existing systems of through the transaction and content gateway. This connection is typically made using Open Financial Exchange (OFX), an industry standard specification for the exchange of financial data between financial institutions and consumers through the Internet, or through an Extensible Markup

Language (XML) interface. If a customer does not support OFX or XML, however, the 724 Solutions platform's link toolkit can facilitate message mapping to different data sources and/or systems, with minimal impact on our customers' IT infrastructures.

         SECURITY. Our security framework is based on a strict methodology of threat evaluation, risk analysis and policy creation, designed to address authentication, authorization, privacy, integrity and non-repudiation. A conventional user ID/password mechanism provides user identification and authentication. Our software incorporates standard cryptography protocols that ensure the confidentiality of communications between servers, including Secure Socket Layer (SSL) and Transport Layer Security (TLS), enhanced with Elliptical Curve Cryptography (ECC) cypher-suites from Certicom Corp., to ensure the privacy of transactions and communications. These security technologies require minimal computing power for encrypting and decrypting messages, making them well-suited for secure communications to wireless handheld devices. We are currently working to incorporate Public Key Infrastructure (PKI) technology into our applications to provide additional support for strong user authentication and non-repudiation. In February 2001, we introduced our PKI gateway product, the wireless industry's first broadly interoperable PKI management solution based on open standards. Use of PKI technology, which supports digital signatures, is expected to grow as a means of creating a secure e-commerce and m-commerce environment over the Internet or virtual private networks. This security framework addresses financial institutions' rigorous security requirements, creating an environment of trust for consumers and allowing merchants to offer e-commerce and m-commerce services with reduced fraud-related concerns.

         VOICE RECOGNITION. In March 2001, we introduced voice recognition technologies that enable authentication through the sound of a user's voice, with 15 international languages available.

         724 SOLUTIONS APPLICATIONS

         FINANCIAL SERVICES APPLICATIONS. Our financial services applications enable our customers to offer consumers the ability to execute a variety of banking and brokerage inquiries and transactions, using a wide range of Internet-enabled devices. Our banking functionality includes account information and statements, credit card statements and advances, intra-bank transfers, bill payment and post-dated payments, commercial cash management, positive pay exceptions and multi-currency transfers. We also expect to offer bill presentment during 2001 based upon technology developed through our relationship with CheckFree Corp. Our brokerage and security functionality includes order placement and confirmation, balances, positions and open orders, holdings and transaction records, investment statements, trading data and charting, detailed stock quotes and watch lists.

         LIVECLIPS. Our LiveClips product, based on the technology obtained through our Ezlogin acquisition, enables our customers to offer consumers services with which they can create personalized summaries of information gathered from different websites. This information can include financial data gathered from the websites of financial institutions, as well as almost any other type of Web-based informational content. LiveClips delivers this customized information by automatically logging-in to different sites using credentials such as passwords made available by the consumer during the registration process. Once logged-in to the service, LiveClips is able to, through a series of software programs, automatically retrieve and display key pieces of data, such as a consumer's bank account balance, in a personalized display that can be accessed from a PC or different types of wireless Internet-enabled devices.

         We believe that customers may use our LiveClips product to establish personalized services for consumers that offer enhanced value by aggregating information from multiple websites and making them available in a single secure and convenient location. Value-added services such as financial advice may also be offered based upon analysis of the aggregated data.

         MsMoney.com, a women's financial portal, has licensed LiveClips in order to offer its customers a consolidated view of their Web-based accounts through its MyMsMoney online financial management service. Hanvit Bank and KeyCorp have also announced plans to offer services based on LiveClips. New Zealand based Parker's Edge, a provider of financial portal solutions, has entered into a distributor agreement with us in which they will provide aggregation services related to our LiveClips product to its clients in Asia, Australia and New Zealand.

         ALERTS TECHNOLOGY. Our alerts technology, which is being enhanced through the addition of the technology obtained in the Spyonit acquisition, allows users to be alerted on a wide variety of wired and wireless Internet-enabled devices when specific events occur. Messages may be delivered through e-mail, mobile phone text messages, pagers and Internet instant messaging services. Users may set triggers as to different types of information or events of interest through a menu of alert options that can be accessed using a personal computer. The architecture supports a wide variety of alert types including those that are based upon the information on a website, such as sport scores, stock prices or merchandise prices, or proprietary data such as financial information feeds. Our alerts technology provides tools for creating many different types of alerts and alert options which can be used by our customers to build a more personalized experience for consumers, particularly for consumers who prefer to be notified of an event, rather than checking for information on an ongoing basis.

         Since our acquisition of Spyonit, Hanvit Bank and KeyCorp have announced plans to offer the service to consumers. Our alerts technology uses the carrier-grade short messaging service gateway that we acquired in our acquisition of YRLess to provide a more reliable way of delivering alerts and notifications to end users.

         M-COMMERCE APPLICATIONS. We are developing technologies that will enable financial institutions and other customers to offer consumers and merchants the ability to conveniently and securely engage in mobile commerce. These applications will complement our LiveClips and alerts products by providing a secure means to transact in response to the purchasing information provided by these personalized tools. In addition, we believe that the PKI technology we are developing will enable us to add strong authentication capabilities as an enhancement to the current encryption-based security solution.

         Our initial focus in m-commerce will be on developing shopping applications, establishing the ability to connect to the key participants in a commerce transaction, and facilitating secure payments between these parties. Our shopping applications will provide consumers with different types of tools for identifying and selecting the desired product or service. For example, consumers will have the ability to make an immediate purchase in response to an alert about event tickets going on sale. Our open connectivity initiative will build on our ability to connect to financial institutions' systems by establishing interfaces from merchant systems and gateways to the digital wallet services that enable online payments, such as the wallet gateway we are currently developing with Brodia. In their position as trusted m-commerce intermediaries facilitating secure mobile transactions, our customers will be better able to strengthen relationships with their clients and gain access to additional revenue streams.

         CONTENT APPLICATIONS. Our content applications enable our customers to offer consumers lifestyle content such as news, weather, horoscopes and lottery results sourced from a variety of content providers. This content complements our other applications and helps to create a more personalized and compelling experience for the consumer.

         HOSTING SERVICES

         In order to enable our customers to implement our platform rapidly, we provide secure hosting services. These services enable our customers to operate the software upon which our 724 Solutions platform and applications are based, using equipment maintained and supported by us or by one or more third parties. Some of our existing and potential customers are also seeking that we host other third-party applications, in addition to having us remotely manage, administer and support their services that are based upon our platform and which are operated in their own data centers.

         We seek to provide these services on a worldwide basis, using facilities based in Europe, Asia-Pacific and North America. We already have two facilities established in North America. Our hosting services are designed to be implemented using a co-location model, which involves our obtaining network connections to servers that are housed together by a provider in one or more related facilities. We believe that this model allows us to offer consistent and standardized service across multiple continents utilizing the services of any major provider of hosting services.

         We have chosen Exodus Communications, a leader in providing complex Internet data center facilities and managed services, as the initial provider of hosting services for our application operations. We may also obtain the services of additional providers. We have established a North American application management center that became operational in June 2000. This center is comprised of experienced professionals who manage our hosting services. From the center, we remotely manage, monitor and support all hosted operations of our applications, regardless of their location. Most of the services delivered by our current customers are hosted through this service.

         Our customers may also elect to host services based upon our solution in their own facilities or through a third party. Through the experience that we have acquired in making the services based upon our platform operational, we also offer these customers consulting services relating to the implementation of data center operations.

         In the summer of 2000, in connection with the roll-out of our hosting services, we established our network operations center in Toronto. The center is designed to monitor and manage our applications that run on the computer systems which are located at, and managed by, the companies that provide us with hosting services. Through these arrangements, we believe that we are able to obtain reliable services such as physical security, power and communications from providers such as Exodus, while using our own personnel to manage our proprietary advanced applications which run on these hosted computer systems.

         CUSTOMERS

         Mobile access to the Internet is having a significant effect on the delivery of financial services to consumers, and enables consumers to effect transactions in new ways. As a group, we believe that online consumers generally represent an affluent and important market segment. These consumers are increasingly using new methods, including wireless technologies, to access the Internet. The convergence of the Internet and digital wireless technologies presents new opportunities for financial institutions and other companies that seek to use the Internet to reach consumers. Using our products to enable secure mobile transactions, we believe that financial institutions and other companies can differentiate their services to retain and strengthen their existing customer relationships and attract new customers.

         In 2000, we derived approximately 79%, 19% and 2% of our net revenues from customers in the U.S., Canada and other regions, respectively. In 1999, we derived approximately 93% and 7% of our net revenues from customers in Canada and the U.S., respectively.

         We currently market our product and services to large financial institutions such as banks and brokerages. Citigroup, Bank of America, Wells Fargo, Hanvit Bank, Bank of Montreal, Wachovia Corporation, KeyCorp and Claritybank.com are in different phases of integrating our products. In addition, through our acquisition of TANTAU, we have established relationships with new customers, including Chase Manhattan Bank, Commerzbank, Credit Suisse Group, MeritaNordbanken, the New Zealand Stock Exchange, Rabobank International and SE Banken. We also believe that, in the future, a substantial portion of our customer base will consist of large enterprises in other industries.

         CITIGROUP

         In August 1999, Citigroup announced its intention to implement our solution worldwide under the leadership of its e-Citi division. In December 1999, we entered into a master technology license agreement with Citicorp Strategic Technology Corporation, a subsidiary of Citigroup, which will enable us to license our technology to Citigroup's subsidiaries. In January 2001, we entered into an agreement under the master technology license agreement with Salomon Smith Barney Inc., Cititrade and the Citibank credit card division that will enable them to provide mobile delivery of financial services to their North American customers. In addition, under these agreements, we will provide hosting services, call center services, and other implementation services to these affiliates in connection with the technology licensed to them. To date, we have also entered into an agreement under the master technology license agreement with a Citigroup affiliate in Singapore relating to several Asian countries, and with Salomon Smith Barney in Australia. We also expect to enter into one or more additional agreements with these and other Citigroup affiliates that will enable us to deliver our solution to their customers.

         BANK OF AMERICA

         In the third quarter of 2000, Bank of America launched its first wireless banking and brokerage offering in the United States. Based on our 724 Solutions platform and applications, the Bank of America wireless service allows consumers to conduct a variety of secure, real-time banking transactions and access financial markets and investment information on a range of mobile phones and Palm handheld devices and organizers. The initial roll-out of this service is available to Bank of America Private Bank clients in Dallas and Fort Worth, Texas, Baltimore, Maryland and Washington, D.C. Bank of America has announced that it plans to roll out its wireless service to its customers in other U.S. markets over the next 12 to 18 months.

         WELLS FARGO

         In September 1999, Wells Fargo entered into a licensing agreement to enable it to begin to deliver online banking services via wireless devices to its customers during 2000. Wells Fargo introduced these services in a trial to 1,000 consumers in the summer of 2000 and launched these services to its U.S. online retail and small business banking cutomers in February 2001.

         HANVIT BANK

         In November 2000, we announced a new customer relationship with Hanvit Bank, a leading financial institution in South Korea. Hanvit has announced that it plans to use our products to provide wireless banking and investment services, as well as aggregation and alerts. We believe that Hanvit is the first Korean financial institution to announce plans to offer aggregation and personalized alerts services to its customers.

         BANK OF MONTREAL

         In May 1999, our technology enabled Bank of Montreal to become the first financial institution in North America to launch an integrated wireless banking and brokerage application in a market trial with approximately 350 users. As of September 30, 2000, there were 6,000 subscribers to the fully-launched service, which is now available in French and English in major centers across Canada over four carriers. This service, named Veev, supports the delivery of banking, brokerage and lifestyle applications through wireless phones, RIM two-way pagers and PalmPilot connected organizers. In October 2000, Bank of Montreal began a customer trial of our LiveClips aggregation product. LiveClips is designed to enable the Veev service to offer customers wireless, single sign-on access to a consolidated view of financial account information from multiple websites.

         In March 2000, Harris Bank, a U.S. subsidiary of Bank of Montreal located in Chicago, Illinois, commenced a trial of the Veev service to its customers. In July 2000, Harris Bank's wireless banking and investment services offering, Harris Wireless, was broadly launched to all Harris Bank customers in the U.S.

         WACHOVIA CORPORATION

         Wachovia has licensed our technology and subscribed to our hosting services, to extend its real-time, 24-hour electronic banking and financial services to a broad range of popular wireless and consumer electronic devices. We have worked with Wachovia to develop and deploy separate retail and commercial wireless financial services offerings, each specially designed to meet the needs of Wachovia's retail and corporate customers.
Wachovia has also licensed our technology for retail brokerage services.

         In November 2000, Wachovia launched its wireless commercial financial services offering, making it one of the first U.S. banks to offer wireless cash management services. The offering enables Wachovia's treasury clients to securely and conveniently view, pay, issue or return positive pay exceptions, to retrieve an intraday position report to view summary information and summary debits and credits, and to view, approve or cancel payments through wireless access of Wachovia's Internet-based cash management product, Wachovia Connection Plus.

         KEYCORP

         In September 2000, we entered into a pilot agreement with KeyCorp which will enable KeyCorp to introduce interactive wireless banking services to its Internet banking customers. KeyCorp's wireless banking services, based on our technology, will allow customers to access real-time account information, transfer funds between accounts, pay bills and access stock-market information on a variety of Internet-enabled wireless devices, such as digital mobile phones, pagers and personal digital assistants.

         In November 2000, we entered into a licensing and consulting services agreement with KeyCorp relating to our LiveClips and alerts technology. LiveClips will enable KeyCorp to offer consumers secure, single sign-on access to all of their Internet-based accounts and content in one consolidated view.

         BBVA BANCOMER

         In July 2000, we announced an agreement with BBVA Bancomer, under which BBVA Bancomer may use our products to enable mobile wireless banking for its customers throughout Mexico and Spanish-speaking communities in the U.S. Our 724 Solutions platform and applications would enable BBVA Bancomer customers to use a wide range of Internet-enabled devices such as mobile phones, personal digital assistants and pagers to gain access to their real-time financial information, including account information and statements, transaction details, intra-bank transfers and bill payments, along with value-added content such as news, weather and financial market updates. This service can be offered in both Spanish and English.

         CLARITYBANK.COM

         Claritybank.com is an exclusively online bank established in 2000 to provide real-time, next-generation financial services to businesses and consumers. Claritybank.com is one of the first national banks to offer wireless service to its entire customer base. In February 2000, we entered into an agreement to license our solution to Claritybank.com. In November 2000, Claritybank.com launched its first offering of wireless banking services to its entire customer base. Claritybank.com is the first Internet-only financial institution to deploy our technology, and one of the first national banks to deliver wireless services to its customer base across the U.S.

         Since our September 2000 acquisition of Spyonit, we have been offering advanced notification services that enable our customers to provide consumers with personalized intelligent alerts. Since this acquisition of Spyonit, Hanvit Bank and KeyCorp have announced plans to offer the service to consumers. Our alerts technology uses the carrier-grade short messaging service gateway that we acquired in our acquisition of YRLess to provide a more reliable way of delivering alerts and notifications to end users.

         TANTAU CUSTOMERS

         TANTAU launched its Wireless Internet Platform on February 7, 2000, with initial commercial shipments beginning on February 18, 2000. Prior to our acquisition of TANTAU in January 2001, several major international financial institutions became customers of TANTAU, including the following:

         J.P. MORGAN CHASE & CO. In November 2000, The Chase Manhattan Bank, which has since merged with J.P. Morgan & Co., announced its intent to use TANTAU's Wireless Internet Platform as a key component of its wireless banking infrastructure. The planned services will enable commercial and retail customers to conduct financial transactions over wireless devices. Chase has announced plans to begin rolling out wireless Internet capabilities in 2001. Features of the system are expected to include account access, e-mail, Web access and location-based services such as an ATM finder. LabMorgan, the e-finance unit of J.P. Morgan Chase, is responsible for deploying the platform.

         CREDIT SUISSE GROUP. Credit Suisse's YOUTRADE service is an online brokerage service for customers in Switzerland, enabling direct and secure access to major stock exchanges. In October 2000, Credit Suisse announced its plans to use TANTAU's technology in connection with YOUTRADE. Using TANTAU's services, YOUTRADE customers will be able to conduct transactions on the Frankfurt, New York and Zurich stock exchanges using WAP-enabled devices.

         MERITANORDBANKEN. MeritaNordbanken is a leading international financial institution based in Scandinavia. More than 1.5 million customers have used its advanced Internet banking services, which are based upon the TANTAU infrastructure, since they were first introduced in 1996. In addition, in March 2000, MeritaNordbanken commenced a trial of TANTAU's Wireless Internet Platform in order to offer wireless banking services to its customers. These services include conducting balance inquiries, paying bills, transferring money and conducting stock trades.

         NEW ZEALAND STOCK EXCHANGE. In March 2000, the New Zealand Stock Exchange launched a demonstration of its wireless securities trading system developed by TANTAU, Hewlett-Packard and Computershare. This system is based upon TANTAU's Wireless Internet Platform, and is designed to enable the secure transfer of data between wireless devices and Computershare's back-end trading applications and data sources. The service will enable customers to trade and transfer securities over the exchange directly, without the need for brokerage services, and is currently subject to a market trial in New Zealand.

         Additional financial services institutions that have licensed TANTAU's Wireless Internet Platform include Commerzbank, Rabobank International and SE Banken. In addition, we have licensed the TANTAU platform to Webhelp, a leading developer of real-time online communications solutions, in order to enable Webhelp to incorporate the platform into its offerings.

         TECHNOLOGY

         Our open-architecture platform communicates with our customers' systems primarily using an industry standard called Open Financial Exchange (OFX). Our services support connectivity with a variety of protocols, including Internet protocol. Our services run on the Windows NT and the Sun Solaris operating systems. We believe that our open architecture allows us to rapidly integrate a wide range of new technologies, in order to enhance the functionality and reliability of our solution.

         Our architecture complies with Common Object Request Broker Architecture (CORBA), a standard for application software design used widely in the software industry. We also use other widely accepted standards in developing our product, including:

         - encryption technologies such as Certicom's Elliptical Curve Cryptography (ECC) and Secure Socket Layer (SSL), and RC4, a technology that permits the encryption of large amounts of data;

         - Hypertext Transfer Protocol (HTTP), the primary data protocol used for Internet communications;

         -        Simple Mail Transport Protocol (SMTP), Short Messaging Service
                  (SMS) and WAP Push, which are standards for sending messages using different types of systems; and

         - HP OpenView, which enables management of our platform through Hewlett-Packard's enterprise system management environment;

         We are a member of the Wireless Application Protocol Forum, an industry association that has developed a leading standard for wireless information and telephony services on digital mobile phones and other digital wireless devices. Members of this organization include network service providers, device manufacturers, leading infrastructure providers and software developers.

         Our programs are written in C++ and Java, widely accepted standard programming languages for developing object-oriented applications. We also make extensive use of Extensible Markup Language (XML), which was completed by the World Wide Web Consortium in 1998, and Extensible Style Language (XSL) in our software applications.

RESEARCH AND DEVELOPMENT

         As of February 16, 2001, after giving effect to our acquisition of TANTAU, our research and development department consisted of 299 employees. These units are responsible for assessing new technologies, new release schedules, product architecture, security, performance engineering, product requirements, quality assurance and product support.

         In August 1999, we established an advanced technology center as part of our Research and Development group. Our advanced technology center is primarily a research center focused on rapidly developing innovative technologies from the concept stage to the prototype stage. The advanced technology center's main objectives are to gain early access to emerging technologies, improve our products and services, expedite deployment to our customers and create mutually beneficial relationships with customers, network service providers and device manufacturers.

         In July 1999, we established a performance engineering group. The objective of this group is to establish benchmarks for our technology, to recommend and validate reference architectures and to provide feedback to the architecture and product groups. We invest heavily in performance engineering to ensure that our products will be scalable for large numbers of users and transaction volumes.

SALES, MARKETING AND CUSTOMER SUPPORT

         As of February 16, 2001, we employed 79 people in sales in North America, Europe and Asia-Pacific. In addition, we employed 48 people in our marketing department. Our sales employees generally receive incentive compensation based on individual sales volume.

         We offer our customers consulting services to assist in the installation and deployment of our products, as well as ongoing product support. Services offered during installation include training, configuration, and connectivity to existing systems. We believe that our customer support and consulting services result in improved customer satisfaction and loyalty, a shorter sales process, faster implementation and an increase in the sales of our product.

         Our personnel typically work directly with our customers' in-house personnel to implement our solution. We bring together and coordinate the technology and resources needed to deliver a single solution to customers who do not wish to use their in-house resources to implement our products.

         Prior to our January 2001 acquisition of TANTAU, both our company and TANTAU began to establish relationships with resellers, including several original equipment manufacturers (OEMs) with which TANTAU has established relationships. We expect that we will generate a substantial portion of our revenues in future periods through our relationships with these third parties. In December 2000, we entered into an agreement with Bank of Montreal that authorizes the bank to act as a service bureau, including sublicensing and hosting, in relation to our products. TANTAU has entered into an OEM agreement with Compaq Computer under which Compaq agreed to resell the Wireless Internet Platform to its customers in the telecommunications and financial services markets. TANTAU has also targeted systems integrators, such as Siemens Business Services, Compaq Computer and HP Consulting, and independent software vendors, to serve as resellers of the Wireless Internet Platform within the financial services marketplace.

STRATEGIC RELATIONSHIPS

         We are establishing worldwide relationships with wireless and other network service providers, content portals, device manufacturers, technology companies and content providers to facilitate the adoption of our customers' 724 Solutions enabled products and services. We anticipate that some of these relationships will lead to formal arrangements in which we will incorporate new technologies into our platform, or in which we will adapt our solution to support new types of devices. Through strategic relationships, we seek to gain technological leadership, worldwide access and positioning and an early awareness of emerging Internet technologies. We believe that our participation in the development of these technologies at an early stage provides us with a competitive advantage to bring new products and services to our customers.

         We are working with network service providers, such as AT&T Wireless, Bell Mobility and Sprint; data center service providers, such as Exodus Communications and Singapore Telecom; device manufacturers, such as Palm Computing, Ericsson, Motorola, Neopoint, Nokia, Qualcomm and Research In Motion; software and technology companies, such as Sonera SmartTrust, Neomar, Edge Matrix, Baltimore Technologies, Certicom Corp., Sun Microsystems, CheckFree and Brodia; financial services firms, such as MasterCard; channel/distribution companies, such as Corillian Corporation, Parker's Edge, CrossMar, Inc. and Politzer & HANEY; system integrators, such as Deloitte & Touche; strategy consultants, such as McKinsey & Co.; and content providers, such as Maptuit, Bridge, Reuters and Sina.com. We believe that our solution benefits each of these types of companies, as greater demand for digital wireless financial services helps increase consumer loyalty and drive wireless airtime usage, consumer electronic device sales and the consumption of other products and services.

         Additionally, through our acquisition of TANTAU, we believe that we will gain access to TANTAU's relationships with leading technology and distribution companies, including computer and telecommunication equipment manufacturers such as Nokia, Compaq and Hewlett-Packard, financial service providers, and Internet technology developers.

COMPETITION

         The market for our products and services is becoming increasingly competitive. The widespread adoption of open standards may make it easier for new market entrants and existing competitors to introduce products that compete against ours. We believe that we will compete primarily on the basis of the quality, functionality and ease of integration of our products, as well as on the basis of price. As a provider of a comprehensive Internet solution to financial institutions, we assess potential competitors based primarily on their management, functionality and range of services, the security and scalability of their architecture, their customer base and geographic focus and their capitalization and other resources.

         Our current and potential competitors include:

         - FINANCIAL INSTITUTIONS WITH IN-HOUSE SOLUTIONS: Financial institutions that develop their own in-house solution with internal expertise and outsourced service providers and products are a primary source of competition. These include Celestial Securities Limited's wireless trading service in Hong Kong; the wireless trading capability developed by Fidelity using Research In Motion's two-way pagers; the wireless trading service offered by DLJ Direct (a subsidiary of Credit Suisse First Boston) in the U.S.; and the wireless brokerage service provided by the online broker Fimatex in France.

         - SOFTWARE VENDORS FOCUSED ON FINANCIAL INSTITUTIONS AND OTHER LARGE COMPANIES: Competitors include Aether Systems and w-Technologies. In addition, various companies active in the Internet banking and brokerage businesses with a primary focus on back-end processing, middleware or front-end personal computer platforms for retail Internet banking are potential competitors. These include companies such as S1 Corporation, CosmosBay, Brokat, TIBCO Software and Sanchez Computer Associates.

         -        NETWORK SERVICE PROVIDERS: Sprint and BellSouth in the U.S.
                  and NTT DoCoMo in Japan are leaders in wireless data services. NTT DoCoMo provides consumers with basic wireless banking services from over 50 banks as part of its i-Mode service. Other network service providers with advanced wireless data service initiatives include US West, Bell Atlantic, AT&T Wireless Data Services, Nextel, VodafoneAirtouch and Voicestream in the U.S., Vodafone, British Telecom, Cellnet, Orange and One 2 One in the U.K., Deutsche Telecom in continental Europe, J-Phone, DDI and IDO in Japan, SingTel, MobileOne and StarHub in Singapore, and Telstra, Optus and Vodafone in Australia.

         - DEVICE MANUFACTURERS: Ericsson, Nokia, Motorola and other large wireless device manufacturers are attempting to sell their technology to financial institutions and other enterprises in our primary markets. These manufacturers may market to these potential customers their own technology and the technology of our competitors in a manner that may reduce our sales.

         - SOFTWARE VENDORS, SERVICES VENDORS AND PORTALS: Companies that provide browsers for digital mobile phones and the infrastructure to link devices to network service providers and the Internet, such as Openwave and Microsoft, are positioning themselves to provide wireless data services. Companies offering wireless data services such as e-mail, calendar access, aggregation of content, and a mobile e-commerce platform include InfoSpace.com, mobilefinance.com, Wireless Knowledge (a joint venture between Qualcomm and Microsoft), Research In Motion, Go America, EmailPager, Logica, CMG and portals, such as America Online, Yahoo! and Excite@Home. Software companies primarily focused on commercial wireless applications are also potential competitors, including Qualcomm Wireless Business Systems, Broadbeam, Dynamic Mobile Data and Mobimagic Co., a newly formed joint venture between Microsoft and NTT Mobile.

INTELLECTUAL PROPERTY

         We protect our proprietary technology through a combination of contractual confidentiality provisions, trade secrets, and patent, copyright and trademark laws. We have applied for registration of several trademarks, including "724 Solutions," "724 Solutions & Arrows Design," "724 Solutions Financial Services Platform," "Tellmewhen," "Tellmewhen.com," "Secureofx," "Poet," "E-Anywhere," "724 Solutions & Design," "Your Customer is in Motion," "PartnerExpress," "Liveclips," "Clip and Paste," "EZLogin," "JumpPage," "Login.com," "Surfroom," "Dimecuando" and "Dimecuando.com." To protect our trademarks throughout the world, we have applied for registration of some or all of our trademarks in Europe, Canada, the United States, the United Kingdom, Japan, Australia and Mexico. Besides "724 Solutions," which has been registered in the U.K., none of these trademarks has yet been issued.

         We have also applied for patents for applications relating to our mobile commerce technology, our 724 Solutions platform and our LiveClips product. We have applied for patent protection in Canada, the United States, Taiwan, Malaysia, the Philippines and through the Patent Cooperation Treaty, which is an international patent application designating multiple countries. To date, none of these patents has been issued. To date, TANTAU has received four patents with respect to the technologies relating to its Wireless Internet Platform. There are also a number of patent applications pending in respect of the TANTAU Wireless Internet Platform in the U.S., European Community and Japan.

         There can be no assurance that the confidentiality provisions in our contracts will be adequate to prevent the infringement or misappropriation of our copyrights, pending patents, trademarks and other proprietary rights. There can be no assurance that independent third parties will not develop competing technologies, or reverse engineer our trade secrets, software or other technology. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of Canada and the United States. Therefore, the measures taken by us may not adequately protect our proprietary rights.

         We rely heavily on technology and other intellectual property licensed to us by third parties. For example, we have entered into license agreements with Certicom Corp. and Consensus for use of their encryption technology. In addition, we use certain third-party software that may not be available to us on commercially reasonable terms or prices or at all in the future. Moreover, some of our third-party license agreements are non-exclusive and, therefore, our competitors may have access to some of the same technology.

         To date, we have not been notified that our product infringes on the proprietary rights of third parties, but third parties could claim infringement by us with respect to our existing or future products. Any claim of this kind, whether or not it has merit, could result in costly litigation, divert management's attention, cause delays in product installation, or cause us to enter into royalty or licensing agreements on terms that may not be acceptable to us.

         On December 28, 2000, Tellme Networks, Inc., a developer of Internet-related telecommunications services, filed suit in the United States District Court, Northern District of California, against us claiming that our use of our "TellMeWhen" mark relating to our notification services in the U.S. will infringe that company's rights. We believe that we have meritorious defenses to this claim, and we have filed a counterclaim seeking the cancellation of their trademark.

EMPLOYEES

         As of January 31, 2001, we had 710 employees, including the employees of TANTAU.

                                  RISK FACTORS

                      RISK FACTORS RELATED TO OUR BUSINESS

         WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES IN THE FUTURE.

         We have not been profitable since our inception. We incurred losses of $155,000 for the period between July 28, 1997 (inception) and December 31, 1997, $2.7 million for the year ended December 31, 1998, $13.8 million for the year ended December 31, 1999, and $63.3 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $79.9 million. We expect to continue to incur losses in the near future and possibly longer.

         We anticipate that our expenses will increase substantially in the foreseeable future as we continue to expand our hosting service, increase our research and development, sales and marketing and general and administrative expenses, and integrate the operations of TANTAU, Spyonit, Ezlogin and YRLess into our business. These efforts may prove more expensive than we currently anticipate. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to sustain or increase our profitability.

         BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND ITS FUTURE PROSPECTS.

         The evaluation of our business is difficult because of our limited operating history. We were founded in July 1997, and services based on our technology were first launched on a trial basis in May 1999 with our initial licensee, Bank of Montreal. The four companies that we have acquired also had short operating histories prior to these acquisitions, and we have operated as a single company for a very short period of time. Because we are in an early stage of development, our prospects are difficult to predict and may change rapidly. We may encounter difficulties as a young company in a new and rapidly evolving market, including our dependence on a small number of products with only limited market acceptance to date and the need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks.

         OUR RAPID GROWTH MAY STRAIN OUR RESOURCES AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

         Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. The four acquisitions that we have completed have further magnified this growth. Our ability to achieve and maintain profitability will depend on our ability to manage our growth effectively, to implement and expand operational and customer support systems and to hire qualified personnel worldwide. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond adequately to any future growth. In addition, future growth may result in increased responsibilities for our management personnel, which may limit their ability to effectively manage our business.

         IF WE DO NOT SUCCESSFULLY DELIVER OUR HOSTING SERVICES, WE MAY NOT BE ABLE TO RETAIN OUR EXISTING CUSTOMERS OR ATTRACT NEW CUSTOMERS.

         Some of our existing customers require, and some potential customers will require, that we host and manage the server infrastructure and software platform as part of the implementation of our software. Our customers have increased their demand for our hosting services since we initially began to offer them in the second quarter of 2000, and we must ensure that we maintain the capability to satisfy this demand. In addition, because we expect our customer base to demand these services in a wide variety of international locations, we must locate quality providers in countries in which they are in limited supply. If we cannot effectively deliver these hosting services, we may lose existing customers and may not attract new customers.

         We are currently working in conjunction with Exodus Communications to provide our hosting services, and we may work with additional providers in the future to deliver these services. If any natural disasters, computer breakdowns or other circumstances occur that affect the computer systems in our network operations center or the computer systems of Exodus Communications or any other potential providers that we use to provide these services, our ability to deliver our hosting services may be substantially impaired. In addition, if Exodus or any other provider of these services refuses to, or becomes unable to deliver these services in an effective manner, we will need to obtain services from a new provider on an expedited basis. If any of these circumstances cause us to fail to deliver our hosting services, we may lose customers, and our reputation is likely to suffer.

         WE HAVE A LENGTHY AND COMPLEX SALES CYCLE FOR SEVERAL OF OUR PRODUCTS, WHICH COULD CAUSE THE DELAY OR LOSS OF REVENUE AND INCREASE OUR EXPENSES.

         Our sales efforts target large financial institutions and other enterprises worldwide, which requires us to expend significant resources educating prospective customers about the uses and benefits of our products. Because the purchase of our products is a significant decision for these prospective customers, they may take a long time to evaluate them. Our sales cycle has typically ranged from four to six months, but can be longer due to significant delays over which we have little or no control. As a result of the long sales cycle, it may take us a substantial amount of time to generate revenue from our sales efforts.

         OUR PRODUCTS HAVE ACHIEVED LIMITED MARKET ACCEPTANCE TO DATE, AND IF THEY FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE OUR BUSINESS WILL NOT GROW.

         Our products are among a number of competing products that are currently available in a new and rapidly evolving market. Other companies may introduce other software products that will compete with ours. Customers may not prefer our products to competing technologies. If customers do not accept our products as the preferred solution, we may not attract new customers and our business will not grow.

         OUR FUTURE REVENUE DEPENDS ON CONSUMERS USING THE SERVICES THAT ARE BASED ON OUR PRODUCTS, AND IF OUR CUSTOMERS DO NOT SUCCESSFULLY MARKET THESE SERVICES, OUR REVENUE WILL NOT GROW.

         We expect that revenue under most of our license agreements will depend on the number of monthly subscribers to these services. As a result, our revenue growth will be limited if the number of subscribers does not increase. To stimulate consumer adoption of these services, our customers must implement our products quickly. However, our customers may delay implementation because of factors that are not within our control, including budgetary constraints, limited resources committed to the implementation process and limited internal technical support.

         Consumer adoption of these services also requires our customers to market these services. However, our customers currently have no obligation to launch a marketing campaign of any kind, may choose not to do so, or may not do so effectively. Some of our customers have only provided these services on a test basis to a limited number of consumers. Some of our customers may choose not to expand their use of these services if they do not perceive a sufficiently high rate of adoption among their consumers. As a result, we cannot ensure that a large number of consumers will use these services in the future.

         WE CURRENTLY DEPEND ON THE SALE OF A LIMITED NUMBER OF PRODUCTS TO GENERATE MOST OF OUR REVENUE AND IF WE ARE UNABLE TO SELL THESE PRODUCTS WE MAY NEVER BECOME PROFITABLE.

         We expect sales of our 724 Solutions platform and applications and the TANTAU platform to constitute most of our revenue for the foreseeable future. If customers do not purchase our existing offerings, we do not currently offer any other products or services that would enable us to become profitable.

         IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH RESELLERS OR ADEQUATELY ENCOURAGE RESELLERS TO SELL OUR PRODUCTS, OUR REVENUE MAY NOT GROW.

         Historically, we have not made a major portion of our sales through resellers. However, we anticipate that in future periods a substantial portion of our sales will be made through resellers, particularly as a result of the new products that we are selling through our acquisitions of Ezlogin and Spyonit and the relationships with resellers that we have obtained through our recent acquisition of TANTAU. If we are not able to establish relationships with resellers or adequately encourage resellers to sell our products, our revenues may not grow. We have a limited number of relationships with resellers and only limited experience working with resellers. These resellers may not market our products in a manner that will maximize our sales. In addition, we anticipate that most of our resellers will be permitted to sell the products and services of our competitors, and may determine not to continue to serve as resellers of our products.

         WE CURRENTLY RELY ON SALES TO A LIMITED NUMBER OF FINANCIAL INSTITUTIONS, AND IF WE FAIL TO RETAIN THESE CUSTOMERS OR TO ADD NEW CUSTOMERS OUR REVENUE MAY BE SUBSTANTIALLY REDUCED AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

         We currently derive a significant portion of our revenue from the sale of our solution to a limited number of financial institutions. Between our inception and December 31, 2000, sales to our four largest financial institution customers, Bank of Montreal, Wells Fargo, Bank of America and Citigroup, have accounted for the majority of our total revenue. Between our inception and December 31, 2000, sales to our four largest financial institution customers, Bank of Montreal, Wells Fargo, Bank of America and Citibank, have accounted for more than 90% of our total revenue, and each of them accounted for more than 10% of our revenue in the year ended December 31, 2000.

         We expect that a relatively small number of customers will continue to account for a significant portion of our revenue for the foreseeable future. If any of our customers discontinue their relationship for any reason, do not renew their agreements or seek to reduce or renegotiate their purchase and payment obligations, our revenue may be substantially reduced. In addition, there are a limited number of large financial institutions in our target market and we believe this number may decline in the future as a result of consolidation in the financial services industry worldwide. If our sales efforts to these potential customers are not successful, our products may not achieve market acceptance and our revenue will not grow.

         In addition, as the market for mobile financial services evolves, our customers may change their plans as to the services that they will provide using our products. For example, in December 2000, one of our customers, BBVA Bancomer, indicated that they sought to reevaluate their planned use of our technology and that they may not roll out services based upon our products. Although Bancomer agreed to explore opportunities to work together with us, we may not derive substantial revenues under our agreement with them or under our agreement with any other customer that may decide in the future to reevaluate how it approaches the market for mobile Internet financial services, other than any applicable minimum contract payment.

         OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE.

         Our operating results may fluctuate significantly in the future from quarter to quarter. If our quarterly revenues and operating results fail to meet or exceed the expectations of securities analysts and investors, the market price of our common shares could fall substantially. Our operating results vary depending on a number of factors, many of which are outside our control, including:

-         demand for our products and services;
-         the timing of sales of our products and services;
-         the announcement and introduction of competing offerings;
-         changes in our pricing policies or those of our competitors;
- whether our products and services are sold directly or through indirect sales channels;
-         costs related to acquisitions of technology or businesses;

-         customer budget cycles and changes in these cycles; and
- deferrals of customer orders in anticipation of enhancements to our technology or new offerings.

         In addition to these factors, in the future, we expect to recognize the fixed portion of the license fees under the variable fee contracts that we will enter into towards the beginning of the license period. As a result, a delay in recognizing revenue, even from just one account, could have a significant negative impact on our quarterly operating results. Our results of operations in any individual quarter should not necessarily be viewed as an indication of our performance in any future quarters.

         IF THE DIGITAL WIRELESS AND OTHER NETWORK SERVICE PROVIDERS THAT ENABLE OUR CUSTOMERS TO DELIVER TO CONSUMERS SERVICES BASED ON OUR PRODUCTS FAIL TO SUPPORT OUR SERVICE, OUR REVENUE FROM EXISTING CUSTOMERS WILL DECLINE AND WE MAY NOT ATTRACT NEW CUSTOMERS.

         We rely on wireless and other network service providers to introduce and support our products, and services based on our products, in a timely and effective manner. We have no control over the pace at which they will do so. If these providers are slow to support the services that use our solution, our existing customers may not be able to effectively offer these services and potential customers may be reluctant to purchase our products. In addition, wireless and other network service providers face implementation and support challenges in introducing services delivered to Internet-enabled devices, which may slow their rate of adoption or implementation of our solution. Moreover, the continued expansion of digital wireless services, especially in North America, is critical to our success. The pace of this expansion may not increase for a variety of reasons, including, for example, if the U.S. government does not allocate a sufficiently broad portion of the available spectrum to render these services attractive.

         IF WE DO NOT RESPOND ADEQUATELY TO EVOLVING TECHNOLOGY STANDARDS, SALES OF OUR PRODUCTS MAY DECLINE.

         Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to communications and the Internet generally and the financial services industry in particular. Wireless Internet access is a rapidly evolving market and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of Internet-based services through wireless devices. In addition, our competitors may develop alternative products that gain broader market acceptance than ours. As a result, the life cycle of our products is difficult to estimate. We may need to develop and introduce new products and enhancements to our existing products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive technologies that may render our products obsolete. These research and development efforts may require us to expend significant capital and other resources. In addition, as a result of the complexities inherent in our products, major enhancements or improvements will require long development and testing periods. If we fail to develop products and services in a timely fashion, or if we do not enhance our products to meet evolving customer needs and industry standards, including security technology, we may not remain competitive or sell our solution.

         ANY DISRUPTION OF THE SERVICES SUPPORTED BY OUR PRODUCTS DUE TO ACCIDENTAL OR INTENTIONAL SECURITY BREACHES MAY DAMAGE OUR REPUTATION, REDUCE OUR REVENUE, EXPOSE US TO COSTLY LITIGATION AND REQUIRE CAPITAL INVESTMENTS IN ALTERNATIVE SECURITY TECHNOLOGY.

         Despite our efforts to maximize the security of the transactions effected using our platform, we may not be able to stop unauthorized attempts to gain access to or disrupt transactions between our customers and the consumers of their services. Specifically, computer viruses, break-ins and other disruptions could lead to interruptions, delays, loss of data or the inability to accept and confirm the receipt of information or instructions regarding transactions. Any of these events could substantially damage our reputation. We rely on encryption and authentication technology licensed from third parties to provide key components of the security and authentication necessary to achieve secure transmission of confidential information. We cannot ensure that this technology, future advances in this technology or other developments will be able to prevent security breaches.

         WE MAY NEED TO EXPEND FURTHER CAPITAL AND OTHER RESOURCES TO PROTECT AGAINST THE THREAT OF SECURITY BREACHES OR TO ALLEVIATE PROBLEMS CAUSED BY THESE BREACHES.

         Because our activities involve the storage and transmission of proprietary information such as credit card numbers and bank account numbers, if a third-party were able to steal a user's proprietary information, we could be subject to claims, litigation or other potential liabilities that could cause our expenses to increase substantially. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to costly litigation or a significant loss of revenue. Although our customer agreements contain provisions which limit our liability relating to security, our customers or their consumers may seek to hold us liable for any losses suffered as a result of unauthorized access to their communications. Any litigation of this kind, regardless of its outcome, could be extremely costly and could significantly divert the attention of our management. We may not have adequate insurance or resources to cover these losses.

         OUR ACQUISITIONS OF TECHNOLOGIES OR COMPANIES COULD DISRUPT OUR BUSINESS AND DILUTE YOUR HOLDINGS IN OUR COMPANY.

         We have completed three acquisitions in 2000, completed our acquisition of TANTAU in January 2001, and may effect new acquisitions of technologies or companies in the future. Entering into an acquisition entails many risks, any of which could materially harm our business, including:

         - diversion of management's attention from other business concerns;

         - failure to effectively assimilate the acquired company into our business, including its technology, personnel and customers;

         - the loss of key customers or employees from either our current business or the acquired business; and

         -        assumption of significant liabilities of the acquired company.

         In addition, holdings of existing shareholders will be diluted if equity securities are issued in connection with any acquisition. If we incur debt in order to effect any acquisitions, we will incur debt service costs, and we expect that we would enter into agreements that will restrict our operations in some respects and our ability to declare dividends to the holders of our common shares. If we incur indebtedness, our shareholders will also rank junior to the holders of the indebtedness in connection with any liquidation of our company.

         We may not be able to effectively integrate our acquisitions of TANTAU, Spyonit, Ezlogin and YRLess into our current operations. In particular, as our largest proposed acquisition to date, our acquisition of TANTAU will pose several significant challenges to our company. TANTAU has added approximately 175 employees to our organization, and we are integrating several officers of TANTAU into our senior management team who have not previously worked with our existing management. The successful integration of our company and TANTAU requires, among other things, integration of our finance, human resources and sales and marketing groups, and coordination of our development efforts. The integration of our operations with TANTAU may be complicated by the fact that, like ours, TANTAU's business and personnel is spread over several continents.

         ANY FAILURE TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS COULD LIMIT OUR POTENTIAL REVENUE GROWTH.

         We plan to substantially expand our activities outside the U.S. and Canada. Our plans to expand internationally may be adversely affected by a number of risks, including:

         - difficulties in adapting our product and services for foreign markets;

         -        challenges in staffing and managing foreign operations;

         - difficulties in establishing relationships with local partners;

         - restrictions on the export of encryption and other technologies;

         - recessionary environments in foreign economies, particularly in Asian countries and in the financial services sector; and

         - longer payment cycles and increased difficulties in collecting amounts owed to us.

         FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES.

         Our expanding operations outside the U.S. and Canada may be conducted in currencies other than the U.S. dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar, including the value of the Canadian dollar, could cause currency exchange losses, as our principal offices and staff in Toronto generate Canadian dollar denominated expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results.

         WE WILL NEED TO RECRUIT, TRAIN AND RETAIN KEY MANAGEMENT AND OTHER QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS.

         Our future success will depend in large part on the ability to recruit and retain experienced research and development, sales and marketing, customer service and management personnel. In particular, our future success depends in part on the continued services of our current executive officers. If we do not attract and retain such personnel, we may not be able to grow our business. Competition for qualified personnel is intense in the industry. In the past, we have experienced difficulty in recruiting qualified personnel, especially technical and sales personnel. We are in a new market and there are a limited number of people with the appropriate combination of skills needed to provide the services that our customers demand in each of our target markets. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining sufficient personnel. In addition, new employees generally require substantial training, which requires significant resources and management attention. We must also offer attractive compensation packages to our personnel, whether that compensation consists of cash, equity awards, or other forms of compensation. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

         OUR SOFTWARE MAY CONTAIN DEFECTS OR ERRORS THAT COULD DAMAGE OUR REPUTATION.

         The software that we develop is complex and must satisfy the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing industry in which we operate. Software products that are as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. In addition, our software may not properly operate when integrated with the systems of some customers or when used to deliver services to a large number of a customer's subscribers.

         While we continually test our products for errors and work with customers to identify and correct bugs, errors in our product may be found in the future. Our software may not be free from errors or defects even after it has been tested, which could result in the rejection of our products and damage to our reputation, as well as lost revenue, diverted development resources and increased support costs.

         WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

         We may be subject to claims for damages related to any errors in our product. A major product liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees' time and attention from the business and potential damage to our reputation. Our license agreements with our customers contain provisions designed to limit exposure to potential product liability claims. Limitation of liability provisions contained in our license agreements may not be effective under the laws of some jurisdictions if local laws treat them as unenforceable. We could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

         IF WE DO NOT SUCCESSFULLY INTEGRATE PUBLIC KEY INFRASTRUCTURE INTO OUR PRODUCTS, WE MAY BE COMPETITIVELY DISADVANTAGED AND OUR BUSINESS MAY NOT GROW.

         We expect that the use of public key infrastructure (PKI), an emerging technology which facilitates user identity authentication and non-repudiation of transactions, will be used by financial institutions' customers and by competitors. If we do not succeed in integrating PKI into our products, they may not be attractive to potential customers because of their security concerns. If PKI becomes a widely used standard and our products do not use that standard, we may be at a competitive disadvantage.

Although we are working with Certicom Corporation to design and implement technologies through which we are integrating PKI into our products, and introduced our PKI gateway in February 2001, these efforts may not be successful.

         BECAUSE SEVERAL OF OUR CURRENT CUSTOMERS ARE SHAREHOLDERS IN OUR COMPANY, IF ONE OF THESE CUSTOMERS CEASES TO LICENSE OUR TECHNOLOGY AND ALSO SELLS ITS SHARES IN OUR COMPANY, OUR CREDIBILITY MAY SUFFER AND THE MARKET PRICE OF OUR SHARES MAY DECLINE.

         Several of our current customers, including Bank of Montreal, Bank of America, Citigroup and Wells Fargo, or their affiliates, are shareholders in our company. If any of these customers ceases to license our technology, our credibility in the market may suffer, which may impede our ability to attract new customers. In addition, if a customer that switches to a competing technology also sells its shares in us, our credibility may further suffer and the market price of our shares will likely decline.

         OUR PRODUCTS CONTAIN ENCRYPTION TECHNOLOGY WHOSE EXPORT IS RESTRICTED BY LAW, WHICH MAY SLOW OUR GROWTH OR RESULT IN SIGNIFICANT COSTS.

         The U.S. and Canadian governments generally limit the export of encryption technology, which our products incorporate. A variety of cryptographic products generally require export approvals from certain U.S. government agencies in the case of exports from the U.S., and from Canadian government agencies in the case of exports from Canada, although there are currently no restrictions on exports of these products from Canada into the U.S. If any export approval that we receive is revoked or modified, if our software is unlawfully exported or if the U.S. or the Canadian government adopts new legislation or regulations restricting export of software and encryption technology, we may not be able to distribute our products to potential customers, which will cause a decline in sales. We may need to incur significant costs and divert resources in order to develop replacement technologies or may need to adopt inferior substitute technologies to satisfy these export restrictions. These replacement or substitute technologies may not be the preferred security technologies of our customers, in which case our business may not grow. In addition, we may suffer similar consequences if the laws of any other country limit the ability of third parties to sell encryption technologies to us.

         IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE OUR SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES.

         We may not have sufficient capital to fund our operations and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. The speed at which we utilize our available capital is likely to increase substantially as we integrate our acquisitions into our business, expand our hosting services and expand our operations internationally. We expect that the cash we receive through our operations and our cash on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on acceptable terms, if at all. We also may require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of existing shareholders will be reduced. If we incur debt, the debt will rank senior to our common shares, we will incur debt service costs and we will likely have to enter into agreements that will restrict our operations in some respects and our ability to declare dividends to the holders of our common shares.

                      RISK FACTORS RELATED TO OUR INDUSTRY

         OUR BUSINESS WILL NOT GROW IF THE USE OF WIRELESS DATA SERVICES DOES NOT CONTINUE TO GROW.

         The markets for wireless data services and related products are still emerging and continued growth in demand for, and acceptance of, these services remains uncertain. Our products depend on the acceptance of wireless data services and Internet-enabled devices in the commercial and financial markets. Current barriers to market acceptance of these services include cost, reliability, platform and distribution channel constraints, safety, functionality and ease of use. We cannot be certain that these barriers will be overcome. Since the market for our products is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. Our future financial performance will depend in large part upon the continued demand for online financial services through wireless application devices. We cannot ensure that a sufficient volume of subscribers will demand financial services or will seek financial services provided through the Internet on wireless access devices. If the market for wireless online financial services grows more slowly than we currently anticipate, our revenue may not grow.

         IF FINANCIAL INSTITUTIONS AND OTHER POTENTIAL CUSTOMERS DO NOT CONSIDER THE INTERNET TO BE A VIABLE COMMERCIAL MEDIUM, OUR CUSTOMER BASE MAY NOT GROW.

         Our success depends upon the extent to which large enterprises, particularly financial institutions, accept the Internet as a viable means to deliver their services. The adoption of the Internet for commerce and communication, particularly by those financial institutions and other companies that have historically relied upon traditional means, generally requires them to understand and accept a new way of conducting business and exchanging information. Financial institutions and other companies may be reluctant or slow to adopt a new, Internet-based strategy because of increased pressure on costs and the complexity and risk involved in developing a solution based on emerging technologies. Reluctance by financial institutions and other potential customers to use the Internet to deliver their services may prevent us from growing.

         LACK OF CONSUMER CONFIDENCE IN THE SECURITY OF INTERNET-ENABLED TRANSACTIONS COULD LIMIT ADOPTION OF OUR SOLUTION, WHICH COULD PREVENT US FROM BECOMING PROFITABLE.

         Consumers will not seek to effect transactions using the Internet and wireless applications if they are not confident that financial transactions over the Internet can be undertaken securely and confidentially. Although there is security technology currently available for Internet-enabled transactions, many Internet users do not use the Internet for commercial transactions because of continued security concerns. These concerns may be heightened by well-publicized security breaches of any Internet-related service, which could deter consumers from adopting the services provided by our solution. If consumers do not gain confidence in the security for Internet-enabled transactions that the current technologies provide, our revenue will not increase.

         WE FACE COMPETITION FROM EXISTING AND NEW COMPETITORS AND FROM NEW PRODUCTS WHICH COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR REVENUE TO DECLINE.

         The widespread adoption of open industry standards, such as Wireless Application Protocol (WAP) specifications, may make it easier for new market entrants and existing competitors to introduce products that compete with ours. In addition, competitors may develop or market products and services that are superior or more cost-effective than ours, which could decrease demand for our products and cause our revenue to decline. Currently, our competitors include:

         - financial institutions that develop their own in-house solutions;

         - software vendors focused on financial institutions and other companies in our target markets;

         - wireless and other network service providers that provide their customers with wireless financial services; and

         - software and services vendors and portals that provide the infrastructure to link devices to carriers and the Internet and to enable other wireless applications.

         We may also face competition in the future from established companies that have not previously entered the market for wireless data services and Internet-related services. Barriers to entry in the software market are relatively low and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, many of our competitors and potential competitors have greater resources, which may enable them to penetrate the market more quickly.

         CHANGES IN GOVERNMENT REGULATIONS MAY RESULT IN INCREASED EXPENSES, TAXES OR LICENSING FEES WHICH COULD DECREASE THE DEMAND FOR OUR PRODUCT AND NEGATIVELY IMPACT OUR RESULTS.

         We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally and laws and regulations directly applicable to access to, or commerce on, the Internet. However, a number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including but not limited to, online content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as property ownership, copyright, trade secrets, libel and personal privacy will be applied to the Internet. The adoption of new laws or the broader application of existing laws may expose us to significant liabilities and additional operational requirements and may decrease the growth in the use of the Internet, which could, in turn, both decrease the demand for our products and increase the cost of doing business.

                     RISKS RELATING TO INTELLECTUAL PROPERTY

         WE RELY ON THIRD-PARTY SOFTWARE, TECHNOLOGY AND CONTENT, THE LOSS OF WHICH COULD FORCE US TO USE INFERIOR SUBSTITUTE TECHNOLOGY OR TO CEASE OFFERING OUR PRODUCTS.

         We must now, and may in the future, license or otherwise obtain access to the intellectual property of third parties. For example, we have entered into license agreements with Certicom Corporation and Consensus for use of their encryption technology. We have also entered into license agreements with third-party content providers. In addition, we use, and will use in the future, some third-party software that may not be available in the future on commercially reasonable terms, or at all. For example, we could lose our ability to use this software if the rights of our suppliers to license it were challenged by individuals or companies that asserted ownership of these rights. The loss of, or inability to maintain or obtain, any required intellectual property could require us to use substitute technology, which could be more expensive or of lower quality or performance, or force us to cease offering our products. Moreover, some of our license agreements from third parties are non-exclusive and, as a result, our competitors may have access to some of the technologies used by us.

         IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, WE MAY LOSE OUR COMPETITIVE ADVANTAGE.

         We depend on our ability to develop and maintain the proprietary aspects of our technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, as well as confidentiality provisions in contracts with our customers, all of which afford limited protection. We also seek to protect our proprietary technology under patent laws. We have applied for patents, although none have been issued to date, other than the patents that we acquired in connection with our acquisition of TANTAU. We have also applied for several trademark registrations for many of our trademarks in the U.S., Canada, the United Kingdom, Japan and Australia. To date, we have received only one registered trademark in the U.K.

         Despite the measures we have taken to protect our intellectual property, we cannot ensure that these steps will be adequate, that we will be able to secure patent or trademark registrations for any of our patent applications in Canada, the U.S. or other countries, or that third parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our copyrights, pending patents, trademarks and other proprietary rights. Similarly, we cannot ensure that our employees will comply with the confidentiality agreements that they have entered into with us, and misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. and Canada. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

         THIRD PARTIES MAY CLAIM THAT OUR PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY, WHICH COULD RESULT IN SIGNIFICANT EXPENSES FOR LITIGATION OR FOR DEVELOPING OR LICENSING NEW TECHNOLOGY.

         Although we are not currently aware of any material claims asserted by third parties that we infringed on their intellectual property, in the future, third parties may assert a claim that our current or future products infringe on their intellectual property. We cannot predict whether third parties will assert these types of claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these types of claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may not be available on acceptable terms, or at all, which could prevent us from selling our products, increase our expenses or make our products less attractive to customers.

        RISKS RELATING TO THE OWNERSHIP AND TRADING OF OUR COMMON SHARES

         A LIMITED NUMBER OF SHAREHOLDERS OWN A MAJORITY OF OUR COMMON SHARES AND MAY ACT, OR PREVENT CERTAIN TYPES OF CORPORATE ACTIONS, TO THE DETRIMENT OF OTHER SHAREHOLDERS.

         After giving effect to our acquisition of TANTAU, our seven principal shareholders, including entities affiliated with members of the management team, held more than 50% of our outstanding common shares. Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could be otherwise beneficial to shareholders. Even if ownership interest of these shareholders is reduced to less than 50%, they will still be able to exercise substantial influence in connection with any shareholder vote in the foreseeable future.

         THE MARKET PRICE OF OUR COMMON SHARES IS VOLATILE, WHICH MAY RESULT IN LITIGATION THAT COULD BE COSTLY AND DIVERT OUR RESOURCES.

         Stock markets have recently experienced extreme price and volume fluctuations, particularly for the shares of technology companies. Since our initial public offering, the market value of our common shares has fluctuated significantly. The closing price of our common shares on the Nasdaq National Market has ranged from $240 during the second quarter of 2000 to $9 1/4 during the first quarter of 2001. These fluctuations are often unrelated to the operating performance of particular companies, including ours. The broad market fluctuations may adversely affect the market price of our common shares. This may adversely affect our ability to use our common shares as consideration in acquisition transactions. In addition, when the market price of a company's stock drops significantly, shareholders often commence securities class action lawsuits against that company, regardless of the merit of their claims. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of management and other resources, regardless of the outcome of the lawsuit.

         IF WE DO NOT SUCCESSFULLY INTEGRATE TANTAU, OR IF THE MERGER'S BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE OF OUR COMMON SHARES MAY DECLINE.

         The market price of our common shares may decline as a result of our January 2001 merger with TANTAU if:

         - the integration of our company and TANTAU is inefficient or unsuccessful;

         - we do not achieve the perceived benefits of the merger as rapidly as, or to the extent anticipated by us or by financial or industry analysts; or

         - the effect of the merger on our financial results is not consistent with our expectations or the expectations of financial or industry analysts.

         We can provide no assurances that we will effectively integrate our operations with those of TANTAU, or whether our combined results of operations and our combined business efforts will be sufficiently positive to meet the expectations of the financial community.

         OUR ABILITY TO ISSUE PREFERRED SHARES COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, TO THE DETRIMENT OF HOLDERS OF COMMON SHARES.

         Our ability to issue preferred shares could make it more difficult for a third party to acquire us, to the detriment of holders of common shares. Provisions in our articles of incorporation may make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to our shareholders. Our articles authorize our board to issue, at its discretion, an unlimited number of preferred shares. Without shareholder approval, but subject to regulatory approval in certain circumstances, the board has the authority to attach special rights, including voting or dividend rights, to the preferred shares. Preferred shareholders who possess these rights could make it more difficult for a third party to acquire us.

         YOUR TAX LIABILITY MAY INCREASE IF WE ARE TREATED AS A PASSIVE FOREIGN INVESTMENT COMPANY.

         If at any time we qualify as a passive foreign investment company under U.S. tax laws, investors may be subject to adverse tax consequences. We could be a passive foreign investment company if 75% or more of our gross income in any year is considered passive income for U.S. tax purposes. For this purpose, passive income generally includes interest, dividends, some types of rents and royalties, and gains from the sale of assets that produce these types of income. In addition, we could be classified as a passive foreign investment company if the average percentage of our assets during any year that produced passive income, or that were held to produce passive income, is at least 50%. If we are classified as a passive foreign investment company, and if shareholders sell any of their common shares or receive some types of distributions from us, they may have to pay taxes that are higher than if we were not considered a passive foreign investment company. It is impossible to predict how much shareholders' taxes would increase, if at all.

         Based on the nature of our revenue and our anticipated corporate structure, we may be treated as a passive foreign investment company. To determine whether we are a passive foreign investment company, we will be required each year to examine our revenue and expenses and the value of our assets. The tests are complex and require, among other things, that we determine how much of our income from our license agreements each year will be passive income. Moreover, the manner in which the tests apply to our business is not certain.

         Each holder of our common shares is urged to consult his, her or its own tax advisor to discuss the potential consequences to such investor if at any time we qualify as a passive foreign investment company.

         FUTURE SALES OF COMMON SHARES BY OUR EXISTING SHAREHOLDERS COULD CAUSE OUR SHARE PRICE TO FALL.

         If our shareholders sell substantial amounts of our common shares in the public market, the market price of the common shares could fall. The perception among investors that these sales will occur could also produce this effect. In connection with our merger with TANTAU, we filed a registration statement on Form F-4 which, subject to limitations under the U.S. securities laws and the resale restriction agreements entered into by most of the securityholders of TANTAU, made the common shares that we issued in the offering available for resale in the U.S. In July 2000, we filed a registration statement on Form S-8 relating to the issuance and sale of more than 6.5 million of our common shares that are issuable under our stock option plans, including the option plan of Ezlogin, which we acquired in June 2000. In February 2001, we filed an additional registration statement relating to more than 3.5 million options that we assumed in the acquisition that may be exercised to purchase our common shares by directors, officers, employees and consultants of TANTAU.

         We have entered into a registration rights agreement with shareholders that currently own a majority of our common shares. Under this agreement, we are obligated, under a number of circumstances, including upon the demand of some of the shareholders that are parties to the agreement, to register a substantial number of our common shares so that they may be freely sold on the Nasdaq National Market and The Toronto Stock Exchange. The common shares subject to this agreement include the common shares held by all of our 5% shareholders, as well as more than 10 million of the common shares that we issued in connection with our acquisition of TANTAU. If these rights are exercised, a substantial number of shares could be sold in the public markets, which is likely to adversely affect our stock price.


                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this annual report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those listed under " -- Risk Factors" or described elsewhere in this annual report. These statements include, but are not limited to, the statements regarding:

         - the expected growth in the number of wireless subscribers and demand for wireless services;

         - the expected growth in the number of wireless Internet subscribers;

         - our plans to integrate our operations with those of the companies that we have acquired;

         - our plans to market our combined services to our existing customers;

         -        our plans to increase our customer base;

         -        our plans to form additional strategic relationships;

         - our plans to work with the companies with which TANTAU has had strategic relationships;

         -        our plans to offer enhanced products and services;

         - our plans to market our products and services to new industry sectors; and

         -        our plans to improve our future financial performance.

         In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

         In addition, several of the statements set forth under the caption "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" are of a forward-looking nature. These statements include, but are not limited to, the statements regarding:

         - the future revenues that we expect to derive from TANTAU's products and services, our hosting service, revenue sharing arrangements and commissions on m-commerce transactions;

         - the increased product revenue and consulting revenue that we expect to receive in the future;

         - the consequences of our shift from a fixed-fee to a variable fee license model;

         - our expectations that our cost of net revenue as a percentage of revenues will decrease and that our gross margins will increase;

         - our expectations regarding our future net losses, our future research and development, sales and marketing and general and administrative expenses; and our future capital expenditures;

         -        our expectations regarding our future capital requirements;
                  and

         - our expectations regarding the impact of recent accounting pronouncements upon our future financial statements.

         Among the factors that could cause our actual results or events to differ are the risks that are set forth in this document under the caption " -- Risk Factors," in particular:

         -        unanticipated trends and conditions in our industry;

         - risks associated with our ability to compete in a variety of international markets;

         - the risk that we will not have sufficient capital to expand our operations;

         - any unanticipated costs arising from our acquisition of the companies that we have acquired;

         - any delay, inability or difficulty encountered in increasing our revenues from our existing and future contracts;

         - any adverse response of our customers, TANTAU's customers or our respective employees to our acquisition of TANTAU;

         - risks associated with our ability to efficiently integrate acquired businesses;

         - any inability to effectively develop and manage our combined international operations; and

         - risks associated with our ability to implement cost savings and combined operational strategies.

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. We are under no duty to update any of our forward-looking statements after the date of this report, other than as required by law. You should not place undue reliance on forward-looking statements.

ITEM  2.   PROPERTIES

         Our principal offices are located in Toronto, Ontario and Austin, Texas. We also have rented offices in New York, New York; San Francisco, California; Cupertino, California; Concord, California; Chicago, Illinois; London, U.K.; Paris, France; Sydney, Australia; Tokyo, Japan; Hong Kong and Barbados. We believe that we will need to obtain additional facilities as we expand our international operations, and increase the size of our organization.

         Due to our acquisition of TANTAU, we have recently expanded our offices to include those used by TANTAU prior to the merger. TANTAU also leases offices in Reston, Virginia; San Francisco, California; Cupertino, California; Overland Park, Kansas; West Orange, New Jersey; Charlotte, North Carolina; Sugar Land, Texas; St. Albans, U.K.; Friedrichsdorf, Germany; Lenzburg, Switzerland; Espoo, Finland; Sydney, Australia; and Tokyo, Japan.


ITEM  3.   LEGAL PROCEEDINGS.

         We are not presently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

        MARKET PRICES OF 724 SOLUTIONS' COMMON SHARES

         Our common shares are listed on the Nasdaq National Market under the symbol "SVNX" and on The Toronto Stock Exchange under the symbol "SVN." The following table sets forth the high and low closing sales prices per share of our common shares as reported on the Nasdaq National Market and The Toronto Stock Exchange for each of the quarters during the fiscal year ending December 31, 2000.


                                                   NASDAQ NATIONAL        NASDAQ NATIONAL        TORONTO STOCK        TORONTO STOCK
YEAR ENDED DECEMBER 31, 2000                        MARKET: HIGH           MARKET: LOW           EXCHANGE: HIGH       EXCHANGE: LOW
----------------------------                       ---------------        ---------------        ---------------      --------------
First Quarter (from January 28, 2000).....                US$240.00              US$59 3/4           Cdn.$345.00          Cdn.$86.00
Second Quarter............................               US$125 3/8               US$30.00           Cdn.$181.50          Cdn.$45.50
Third Quarter.............................                US$55 3/8              US$28 1/4            Cdn.$82.50          Cdn.$42.00
Fourth Quarter............................                US$48 3/4            US$15 13/16            Cdn.$73.00          Cdn.$25.25


         RECORD HOLDERS

         As of February 28, 2001, there were 289 registered holders of our common shares, approximately 185 of which had addresses in the U.S. These record holders owned 36,065,253, or approximately 64%, of our issued and outstanding common shares.

         DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common shares. We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future. Similarly, TANTAU has never declared a dividend on its capital stock.

         MATERIAL UNITED STATES FEDERAL AND CANADIAN INCOME TAX CONSEQUENCES

         GENERAL

         The following discussion of material U.S. federal income tax consequences and Canadian federal income tax consequences of ownership of 724 Solutions' common shares is included for general information purposes only and does not purport to be a complete description of all potential tax consequences. The discussion does not address any potential tax effects to non-U.S. Holders (as defined below) nor do they address all potential tax effects that may be relevant to U.S. Holders subject to special U.S. federal income or Canadian tax treatment, including:

         - persons who own (actually or constructively) 5% or more of either the total voting power or total value of all capital stock of 724 Solutions;

         -        persons subject to the alternative minimum tax;

         - persons who are or have been residents of Canada or engaged in a trade or business in Canada through a permanent establishment;

         - persons who hold their shares as part of a hedge, straddle or conversion transaction;

         -        persons whose functional currency is not the U.S.  dollar;

         -        insurance companies;

         -        financial institutions;

         -        dealers in securities;

         -        traders that mark to market;

         -        tax-exempt organizations; and

         -        retirement plans.

         The following discussion does not address the effect of applicable state, provincial, local or foreign (other than Canadian) tax laws.

         A "U.S. Holder" means a holder of shares of 724 Solutions who is (i) a citizen or resident of the U.S., (ii) a corporation or other entity taxable as a corporation created in or organized under the laws of the U.S. or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source or (iv) in general, a trust if a U.S. court can exercise primary supervision over the administration of such trust, and one or more U.S. persons have the authority to control all of the substantial decisions of such trust. A "non-U.S. Holder" means a holder of shares who is not a "U.S. Holder."

         MATERIAL U.S.  FEDERAL INCOME TAX CONSEQUENCES

         This summary of material U.S. federal income tax consequences is based on the Internal Revenue Code, Treasury regulations, administrative rulings and practice and judicial precedent, each as in effect at the date of this annual report, all of which are subject to change. Any such change, which may or may not be retroactive, could alter the tax consequences discussed herein. No rulings have been or are expected to be sought from the Internal Revenue Service concerning the tax consequences of holding common shares of 724 Solutions, and this tax discussion as to the material U.S. federal income tax consequences will not be binding on the Internal Revenue Service or any court. This discussion relies on assumptions, including assumptions regarding the absence of changes in existing facts.

         TAXATION OF DIVIDENDS. Subject to the discussion below under "Passive Foreign Investment Company Considerations," for U.S. federal income tax purposes, the U.S. dollar value of any distribution made out of 724 Solutions' current or accumulated earnings and profits as determined for

U.S. federal tax income purposes will be included in gross income by a U.S. Holder and will be treated as foreign source dividend income (except that if more than 50% of 724 Solutions' stock is owned by U.S. persons, a portion of any dividends may be treated as U.S. source for purposes of calculating such Holder's U.S. foreign tax credit). The U.S. dollar value of any distribution received in Canadian dollars will be based on the spot exchange rate for the date of receipt.

         If dividends paid by 724 Solutions were to exceed 724 Solutions' current and accumulated earnings and profits as determined for U.S. federal income tax purposes, any excess would be treated as a non-taxable return of capital to the extent of the U.S. Holder's adjusted basis in the common shares of 724 Solutions, and thereafter as a capital gain.

         A U.S. Holder will be required to include in income the Canadian withholding tax paid with respect to dividends and may claim a foreign tax credit or a deduction with respect to such tax, subject to applicable limitations.

         TAXATION OF GAINS. Upon the sale or disposition of a common share of 724 Solutions, you will recognize gain or loss for U.S. federal income tax purposes in an amount equal to the difference between the U.S. dollar value of the amount realized and your adjusted tax basis in the share. Subject to the discussion below under the heading "Passive Foreign Investment Company Considerations," such gain or loss will generally be treated as U.S. source capital gain or loss. If you are an individual, any such capital gain will generally be subject to U.S. federal income tax at preferential rates if specified minimum holding periods are met.

         PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS. 724 Solutions does not believe it will be a passive foreign investment company (a "PFIC") for the current taxable year. In the future, the determination of 724 Solutions' PFIC status will depend on, among other things, a valuation of 724 Solutions' assets, including goodwill and other intangible assets. No assurance can be given that 724 Solutions will not be attributed PFIC status in future years.

         724 Solutions will be classified as a PFIC in a particular taxable year if either 75% or more of its gross income for the taxable year is passive income, or during the taxable year, the average percentage of the value of 724 Solutions' assets that produce or are held for the production of passive income is at least 50%. The U.S. Internal Revenue Service has indicated that cash balances, even if held as working capital, are considered to be assets that produce passive income.

         If 724 Solutions were classified as a PFIC, any gain recognized by a U.S. Holder upon the sale of common shares of 724 Solutions, or the receipt of certain distributions, would generally be treated as ordinary income. In this case, this income would be allocated over the period that the U.S. Holder held 724 Solutions shares and an interest charge would be imposed on the amount of deferred tax on such income allocated to prior taxable years. If 724 Solutions were determined to be a PFIC, however, a U.S. Holder could elect to treat his or her shares as an interest in a qualified electing fund (a "QEF Election"), in which case the U.S. Holder would be required to include in income annually his or her proportionate share of 724 Solutions' income and net capital gain in years in which 724 Solutions was a PFIC, regardless of whether such income or gain was actually distribued, but any gain subsequently recognized upon the sale by such U.S. Holder of the shares would generally be taxed as capital gain. Alternatively, a U.S. Holder could make an election (a "Mark-to-Market Election"), pursuant to which the U.S. Holder would be required to include as ordinary income annually the excess of the fair market value of the

724 Solutions shares over the U.S. Holder's basis therein. If a U.S. Holder makes a Mark-to-Market Election, then any gain recognized upon the sale by such U.S. Holder of his or her common shares of 724 Solutions generally would be taxed as ordinary income in the year of sale.

         You should consult with your own tax advisors regarding your eligibility for, and the manner and advisability of making, the QEF Election or Mark-to-Market Election if 724 Solutions is treated as a PFIC.

         U.S. BACKUP WITHHOLDING AND INFORMATION REPORTING. A holder of 724 Solutions common shares may, under certain circumstances, be subject to certain information reporting requirements and backup withholding tax at the rate of 31% with respect to dividends paid on the 724 Solutions common shares, or the proceeds of sale of the 724 Solutions common shares, unless such holder (i) is a corporation or comes within certain other exempt categories, and when required, demonstrates this fact or (ii) provides a correct taxpayer identification number ("T.I.N."), certifies that such holder is not subject to backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A holder of 724 Solutions common shares who does not provide a correct T.I.N. may be subject to penalties imposed by the U.S. Internal Revenue Service. Any amount withheld under backup withholding rules generally will be creditable against the holder's U.S. federal income tax liability and a holder may obtain a refund of any excess amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

         THIS TAX DISCUSSION DOES NOT PURPORT TO CONTAIN A COMPLETE ANALYSIS OR DISCUSSION OF ALL POTENTIAL TAX CONSIDERATIONS RELEVANT TO THE OWNERSHIP OF 724 SOLUTIONS COMMON SHARES. THUS, 724 SOLUTIONS' SHAREHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS AS TO THE SPECIFIC TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OF 724 SOLUTIONS COMMON SHARES, INCLUDING TAX RETURN REPORTING REQUIREMENTS, THE APPLICABILITY AND EFFECT OF FEDERAL, STATE, LOCAL, FOREIGN AND OTHER APPLICABLE TAX LAWS AND THE EFFECT OF ANY PROPOSED CHANGES IN THE TAX LAWS. STOCKHOLDERS THAT ARE NOT U.S. HOLDERS SHOULD CONSULT THEIR TAX ADVISOR REGARDING, AMONG OTHER THINGS, THE CONSEQUENCES OF INVESTING IN 724 SOLUTIONS' COMMON SHARES UNDER THE FOREIGN INVESTMENT IN REAL PROPERTY TAX ACT, INCLUDING ANY REPORTING REQUIREMENTS THAT MAY APPLY.

         MATERIAL CANADIAN INCOME TAX CONSEQUENCES

         The following discussion is applicable only to U.S. Holders who are treated as residents of the U.S. under the provisions of the Convention between Canada and the United States of America with Respect to Taxes on Income and Capital Gains, who will hold their 724 Solutions common shares as capital property and who will deal at arm's length with 724 Solutions. The discussion is intended only as a general guide to the position under Canadian tax law and will not apply to certain classes of investors, such as "financial institutions" as defined in Section 142.2 of the Canadian Income Tax Act. If you are in any doubt as to your tax position, you should consult with your tax advisor.

         CANADIAN TAXATION OF CAPITAL GAINS. A U.S. Holder will not be subject to Canadian income taxation on the disposal of 724 Solutions common shares, provided the value of the 724 Solutions shares at the time of disposal is not derived principally from real property located in Canada. 724 Solutions does not believe the value of its common shares currently is derived principally from real property located in Canada and believes that it is unlikely for the foreseeable future that the value of its common shares will be derived principally from real property located in Canada.

         CANADIAN TAXATION OF DIVIDENDS. Under the Convention between Canada and the United States of America with Respect to Taxes on Income and Capital Gains, dividends paid by 724 Solutions to U.S. Holders will be subject to Canadian withholding tax at the rate of 15% (except that dividends paid to a corporate shareholder who owns at least 10% of the voting shares of 724 Solutions will be subject to Canadian withholding tax at the rate of 5%).

         THE FOREGOING SUMMARY OF MATERIAL U.S. AND CANADIAN TAX CONSEQUENCES IS BASED ON THE CONVENTION BETWEEN CANADA AND THE UNITED STATES OF AMERICA WITH RESPECT TO TAXES ON INCOME AND CAPITAL GAINS, U.S. LAW, CANADIAN LAW, AND REGULATIONS, ADMINISTRATIVE RULINGS AND PRACTICES OF THE U.S. AND CANADA, ALL AS THEY EXIST AS OF THE DATE OF THIS INFORMATION STATEMENT/PROSPECTUS. THIS SUMMARY DOES NOT DISCUSS ALL ASPECTS THAT MAY BE RELEVANT TO ANY PARTICULAR INVESTORS IN LIGHT OF THEIR PARTICULAR CIRCUMSTANCES. INVESTORS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THEIR OWN PARTICULAR CIRCUMSTANCES AND WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF OWNERSHIP OF 724 SOLUTIONS COMMON SHARES, INCLUDING THE APPLICABILITY AND EFFECT OF STATE, PROVINCIAL, LOCAL AND FOREIGN TAX LAWS, ESTATE TAX LAWS AND PROPOSED CHANGES IN APPLICABLE LAWS.

         RECENT SALES OF UNREGISTERED SECURITIES

         Since our inception, we have issued our securities in the following unregistered offerings:

         1. At inception, July 28, 1997, we issued 200 common shares for an aggregate subscription price of $1,000.

         2. Between inception of our corporation and December 31, 1997, we issued 3,999,800 common shares for an aggregate subscription price of $1.4 million.

         3. Between January 1, 1998 and December 31, 1998, we issued 3,428,570 common shares for an aggregate subscription price of $4.56 million.

         4. Between January 1, 1998 and December 31, 1998, we issued 4,000,000 common shares for an aggregate subscription price of approximately $1.3 million upon the exercise of stock options held by our investors.

         5. In June 1999, we issued 541,790 common shares for an aggregate subscription price of $2.0 million.

         6. In August 1999, we issued 950,000 common shares for an aggregate subscription price of $3.6 million.

         7. In August 1999, we issued 6,400,000 common shares for an aggregate subscription price of $24.5 million.

         8. In October 1999, we issued 5,450,000 common shares for an aggregate subscription price of $20.8 million, 2,658,210 common shares for an aggregate subscription price of $10.2 million, and 1,973,856 common shares for an aggregate subscription price of $10.0 million.

         9. In June 2000, in connection with our acquisition of Ezlogin, we issued 1,003,594 common shares to the former shareholders of Ezlogin, and assumed employee stock options to purchase our common shares.

         10. In September 2000, in connection with our acquisition of Spyonit, we issued 1,041,616 common shares to the former shareholders of Spyonit.

         11. In the fiscal year ended December 31, 2000, we issued an aggregate of 765,339 common shares upon the exercise of stock options for an aggregate price of $627,000.

         12. In March 2001, we issued 1,016,986 of our common shares to Webhelp Inc., a developer of online communication solutions, in exchange for rights to Webhelp's Web Application Event Framework technology and shares of Webhelp's preferred stock.

         Each of these issuances occurred in connection with transactions not subject to the registration requirements of the Securities Act of 1933, as amended, including pursuant to the provisions of Regulation D and Regulation S thereunder. Prior to our initial public offering in the first quarter of 2000, our common shares were issued primarily to our founder, Gregory Wolfond and entities under his control, our initial financial institution customers and several financial investors.

         USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         In February 2000, we completed our initial public offering, pursuant to a Registration Statement on Form F-1 (File No. 333-90143), which was declared effective by the Securities and Exchange Commission on January 27, 2000, on which date the offering commenced. All of the common shares registered pursuant to the registration statement were sold by us.

         The managing underwriters of the U.S. syndicate were Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The managing underwriters of the Canadian syndicate were Nesbitt Burns Inc., RBC Dominion Securities Inc. and Credit Suisse First Boston Securities Canada Inc.

         6,900,000 of our common shares were registered in the offering. The aggregate price of these shares was $179.4 million. We incurred expenses of approximately $2 million in connection with the offering, together with underwriting commissions of $12.6 million. Our expenses in the offering consisted of payments to parties other than its directors, officers, their associates or holders of 10% of our common shares, except that Nesbitt Burns Inc. is an affiliate of Bank of Montreal, of which Lloyd Darlington, one of our directors, served as Chief Technology Officer and General Manager. The aggregate net proceeds of the offering were $166.9 million.

         We have invested a portion of the net proceeds from the offering in short-term, interest-bearing investment grade securities, and we have deposited a portion of these proceeds in our accounts with financial institutions. Between the time of the offering and December 31, 2000, we used a portion of these proceeds, together with our cash on hand prior to the offering and the cash that we generated from our operations, for general corporate purposes, including the development of our hosting service and research and development expenses, as well as the cash portion of the purchase price for our acquisitions of YRLess and Spyonit.

ITEM 6.   SELECTED FINANCIAL DATA.

         The selected consolidated statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 have been derived from our audited financial statements, which are included elsewhere in this report. The selected statement of operations data for the period from July 28, 1997 (inception) to December 31, 1997 and the balance sheet data as of December 31, 1998 and 1997 have been derived from other audited financial statements not included in this report. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information beginning on page F-1 in this report, as well as the information set forth under "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                                                    JULY 28, 1997
                                                                  YEARS ENDED DECEMBER 31,                         (INCEPTION) TO
                                                                2000               1999             1998         DECEMBER 31, 1997
                                                    -----------------------------------------------------      --------------------
                                                      (In thousands of U.S. dollars, except shares and
                                                                     per share amounts)
Consolidated Statements of Operations Data:

Revenue:
   Product:                                               $   14,191           $  1,697          $ 1,678                  $       -
   Less stock-based compensation related to
         software development                                   (248)            (1,644)          (1,395)                         -
   Service                                                     7,303              1,169              208                           -
                                                          ----------          ---------          -------                  ---------
Net revenue                                               $   21,246           $  1,222           $  491                  $       -

Operating expenses (1):

   Cost of net revenue                                        13,213              1,858               82                          0
   Research and development                                   32,624              7,255             2194                         44
   Sales and marketing                                        13,015              2,598              405                         39
   General and administrative                                 15,398              3,634              528                         82
   Depreciation                                                3,946                752               88                          -
   Amortization of intangible assets                          18,843                  -                -                          -
                                                          ----------          ---------          -------                  ---------
   Total operating expenses                               $   97,039           $ 16,097          $ 3,297                 $      165
                                                          ----------          ---------          -------                  ---------
Loss from operations                                         (75,793)          (14,875)          (2,806)                       (165)

Interest income                                               11,582             1,044              107                          10

Equity in loss of affiliate                                     (943)                -                -                           -

Dilution gain                                                  1,890                 -                -                           -



                                                          ----------          ---------          -------                  ---------
Loss for the year                                         $  (63,264)          $(13,831)        $ (2,699)                $     (155)
                                                          ----------          ---------          -------                  ---------
Basic and diluted loss per share                          $    (1.71)          $  (0.82)        $  (0.47)               $     (0.06)

Weighted-average number of shares used in                     36,963             16,887            5,784                      2,752
computing basic and diluted loss per share (in
thousands)

(1) Included in the operating expenses are
    stock-based compensation expenses in the
    following amounts                                      $   6,415            $   165           $  181                  $       -
                                                          ----------          ---------          -------                  ---------
                                                          ----------          ---------          -------                  ---------




                                                                           AS OF DECEMBER 31,
                                                          2000                  1999                 1998                1997
                                            ----------------------------------------------------------------------------------
Consolidated Balance Sheet Data:

Cash and cash equivalents                           $   73,898             $  65,287             $  2,976            $  1,299
Short-term investments                                  92,726                     -                    -                  --
Working capital                                        149,782                58,805                2,333               1,267
Intangible and other assets                            102,759                 1,100                    -                  --
Total assets                                           287,316                73,242                3,892               1,321
Total shareholders' equity                             262,263                62,168                3,193               1,288

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with our audited consolidated financial statements and the accompanying notes appearing elsewhere in this report. All financial information is presented in U.S. dollars unless otherwise noted.

         As described in Part I - Business - Information Regarding Forward-Looking Statements, some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. For a description of the risks that may cause our future performance to differ adversely from those described below, please read carefully the information set forth under Part I - Business - Risk Factors.

         OVERVIEW

         We were established in July 1997 to conceive, design and distribute Internet infrastructure software solutions that enable financial institutions to deliver financial information and services using a broad range of Internet-enabled devices. For the period from July 1997 to May 1999, we were in a development phase, conducting research and developing our products. In May 1999, we launched our initial product, for use in connection with financial services, on a trial basis with a limited number of customers of the Bank of Montreal. During the trial, these customers were able to access banking and brokerage services and lifestyle content, including news, stock quotes, weather, lottery results and horoscopes, through Internet-enabled devices, specifically Palm Pilot connected organizers and mobile phones. This trial was completed in September 1999. During the period from May 1999 through December 1999, we filled key management positions in our sales and marketing departments, attracted Bank of America, Citigroup and Sonera Corporation as investors, entered into license agreements with Bank of America, Wells Fargo and Citigroup, and continued to develop our product. Our headcount has grown to 481 employees as of December 31, 2000. After giving effect to our January 2001 acquisition of TANTAU Software Inc., we had 710 employees as of January 31, 2001.

         RECENT ACQUISITIONS

         YRLESS. In March 2000, we acquired Internet messaging gateway developer YRLess Internet Corporation of Oakville, Ontario. YRLess developed the YMG-2000, a scaleable, platform-independent carrier-grade short messaging service gateway for wireless carriers. Prior to the acquisition, YRLess had licensed its technology to network operators Bell Mobility and Telus Mobility. We plan to use this gateway to enhance our ability to quickly connect to carriers. In this transaction, we paid total cash consideration of approximately $1.3 million, including acquisition costs of approximately $34,000. In addition, we are committed to pay approximately $4.4 million over three years, commencing March 2001. Of the $4.4 million commitment, $2.6 million is contingent on the former shareholders of YRLess remaining as our employees. This amount vests over three years as services are being performed by these former shareholders. This amount is required to be paid in our common shares based upon their market value at the time of issuance, unless we agree otherwise with one or more of the former shareholders, or under other limited circumstances. We intend to settle this obligation in shares.

         EZLOGIN. In June 2000, we completed our acquisition of Ezlogin, a leading provider of Internet software infrastructure tools for user directed personalization. Using the technologies that we acquired in this transaction, we introduced LiveClips, a comprehensive aggregation tool designed to enable our customers to provide consumers with a consolidated view of their online accounts and other items of personal interest. LiveClips also enables consumers to select other Internet content for display on their personalized Web pages. In this transaction, we issued 1,003,594 of our common shares at the closing. In addition, we assumed the options that were outstanding under Ezlogin's stock option plan, and, at the closing, these options were converted into options to purchase 91,796 of our common shares.

         SPYONIT. In September 2000, we completed our acquisition of Chicago-based Spyonit. Spyonit's intelligent alerting infrastructure software monitors the Internet for items of interest such as stock prices, product sales or auction bids. When appropriate content is detected, the Spyonit system delivers smart notifications to the user through a variety of Internet-access devices. Spyonit allows us to broaden the range of alert services that the 724 Solutions platform supports, complements our LiveClips aggregation tool, and adds an attractive standalone offering to our product portfolio. In this transaction, the purchase price of approximately $40.0 million was satisfied by the issuance of 1,041,616 of our common shares and $2.0 million in cash. As part of the terms of the purchase, up to 137,062 of the total common shares issued are subject to repurchase at a nominal value if the vendors do not remain our employees through September 2003.

         TANTAU SOFTWARE. In January 2001, we completed our acquisition of Austin-based TANTAU Software. TANTAU develops and designs software and related services that enable enterprises to conduct high-volume, secure, m-commerce transactions. We believe that TANTAU's infrastructure will complement our 724 Solutions applications. By integrating TANTAU's platform with our 724 Solutions platform and applications, we believe that we will be able to offer enhanced services to our existing and future customers that require a strong enterprise-wide solution. As consideration for the acquisition, we issued an aggregate of 17,091,679 of our common shares and assumed options originally issued by TANTAU, which, as of the closing date, became exercisable to purchase an additional 3,539,245 of our common shares. The calculated acquisition price is estimated to be approximately $407.7 million, including acquisition costs of $9.4 million. In addition, we will be recognizing approximately $53.3 million in deferred stock-based compensation relating to the assumption of TANTAU's stock option plan. The acquisition will be accounted for by the purchase method.

         For additional information regarding our accounting for these acquisitions, please see Notes 3 and 14 to our consolidated financial statements.

         SOURCES OF REVENUE

         Our primary sources of revenue are revenues generated under our license agreements and services revenue with respect to our 724 Solutions platform. Historically, our services revenue has consisted primarily of implementation, customer service and maintenance fees. In the future, we expect our services revenue to also include amounts derived from revenue sharing arrangements and commissions on m-commerce transactions.

         We have recently commenced providing hosting services to our customers; revenues from these services are included in our services revenue. We expect to increase our hosting revenue once customers have commenced signing up subscribers to use services based on our products and the services have begun to operate from our data center. As our hosting services expand, we believe that the portion of our revenues derived from hosting and maintenance services will increase in future periods.

         LICENSE FEES

         Our two initial license agreements were with Bank of Montreal and Bank of America, and used a fixed fee license model. Under this model, a customer pays us a fixed annual license fee in whole or part upon execution of the license agreement, and/or periodically thereafter during the term of the agreement. The use of this model helped provide the initial cash flow that was necessary to fund our development and start-up costs. Our initial fixed fee license contracts contained provisions that required us to deliver to our customers all of the technology that we made generally available to our customers during the term of the agreement. As such, these fees have been recognized using the subscription accounting method commencing with the delivery of the first product in the contract.

         After raising additional capital in August 1999 through the issuance of common shares, we had the financial resources to forego this fixed fee license model in favor of a variable fee license model. Our agreements with several of our customers, including Citigroup, Wells Fargo, Wachovia and Claritybank.com, utilize this model. The variable fee license model is based on a per user fee. We expect that the transition of our revenue model from fixed fee to variable fee will have two significant consequences: first, we will no longer receive the primary portion of our license fees as initial payments under our customer agreements; and second, we expect our revenue stream will vary with the number of our customers' end users. We expect that these variable fees will be subject to a minimum quarterly payment, and expect to provide incentive discounts to our customers based on the number of their customers using our platform. To date, we have not received revenues from the user fees in excess of any minimum payments. However, over time, we expect these fees to become a significant portion of our revenue once our customers roll out services based upon our platform to a substantial number of consumers.

         Under the variable fee license model, we recognize revenue when we have executed an agreement with a customer, when delivery and acceptance have occurred, and when the collection of the related receivable is deemed probable. Revenue from the minimum payments is recognized on a monthly basis. Revenue associated with user fees in excess of any minimum payments will be recognized on a quarterly basis when the amount is determined.

         We expect that in our future contracts that use the variable fee license model, the customer will pay us a license fee consisting of an up front payment upon execution of the contract and an ongoing variable fee based on the number of users. The monthly user fees may be subject to minimum quarterly payments. We will allocate revenue to the software based on vendor specific objective evidence of fair value. The portion of revenue that will be allocated to the software will be recognized as revenue when delivery and acceptance have occurred and when the collection of any related receivable is deemed probable. As a result, we anticipate that the initial payments under these contracts will tend to be recognized by revenue either in the quarter in which the contract is executed or shortly thereafter. Revenue from the minimum payments will be recognized on a monthly basis. Revenue associated with user fees in excess of any minimum payments will be recognized on a quarterly basis when the amount is determined.

         In fiscal 2000, we entered into a number of reseller agreements. While each arrangement can be different, the reseller generally pays either a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with a non-refundable license fee upon the execution of the contract when delivery and acceptance have occurred, no significant performance requirements are remaining, and when the collection of the related receivable is deemed probable. Additional license fees based on the number of users, are recognized monthly.

         IMPLEMENTATION AND CUSTOMER SERVICE FEES

         Revenue from implementation and customer services includes fees for implementation of our product offerings, consulting and training services. We currently rely, and expect to continue to rely, upon a combination of our own resources and third-party consulting organizations to deliver these services to our customers. Customers are charged a fee based on time and expenses. Revenue from implementation and customer service fees is recognized as the services are performed.

         MAINTENANCE FEES

         We receive revenue from maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer's license fee. If associated with the fixed fee license model, the maintenance revenues received will be deferred and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any minimum payments will be recognized on a monthly basis. Maintenance revenue in excess of any minimum payments will be recognized on a quarterly basis when the amount is determined.

         HOSTING FEES

         Some of our existing customers require us, and we expect that many of our potential customers would require us, to host and manage the server infrastructure and software platform as part of the implementation of our products. In fiscal 2000, we commenced providing this service to our customers. We typically charge a customer a one-time setup fee plus a per monthly flat fee or a monthly fee based on the number of users. The set-up fees are recognized ratably over the term of the hosting arrangement.

         REVENUE DERIVED FROM TANTAU SOFTWARE

         We expect to derive additional license and professional services revenue from our purchase of TANTAU in January 2001. TANTAU's software license revenue is generated principally from the licensing of its products, including the Wireless Internet Platform, directly to enterprises and indirectly through value-added resellers and original equipment manufacturers. Now that we have acquired TANTAU, we anticipate that some customers will seek to purchase the TANTAU platform as a stand-alone product, while other customers will purchase the integrated 724 Solutions/TANTAU product offerings.

         TANTAU uses a per seat model, in which the licensee pays a one-time license fee for a fixed number of installed copies in exchange for a license with a perpetual term. The licensed software is sold in increments as the user expands its use, and we recognize revenue under these contracts when the software is shipped.

         TANTAU licenses its products to end users primarily under perpetual licenses. TANTAU's standard perpetual license agreement includes post-contract customer support for a specified period of time. Thereafter, post-contract customer support can be renewed annually for an additional fee. TANTAU uses the post-contract customer support renewal rate as evidence of the fair value of this service. Since post-contract customer support is the only undelivered element in these arrangements, revenue is recognized using the residual method. The fair value of post-contract customer support is recognized over the term of the support obligation and the remaining portion of the arrangement fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and TANTAU has no remaining obligations other than the delivery of the support.

         TANTAU enters into arrangements with original equipment manufacturers
(OEMs) and resellers. Under these arrangements, TANTAU grants the OEM or reseller rights to sell products which incorporate TANTAU's products for a specified period of time. TANTAU's primary obligation to the OEM or reseller is to deliver a product master and any bug fixes under warranty provisions in order to maintain the product master in accordance with published specifications. In some arrangements, TANTAU receives prepaid, non-refundable minimum license fees from the OEM or reseller. Because TANTAU's primary obligations to an OEM or reseller are fulfilled upon delivery of the product master, TANTAU recognizes the prepaid, non-refundable minimum license fees as revenue as the fees become due and payable or upon delivery of the product master, whichever is later.

         TANTAU's professional services revenue consists primarily of fees for training, consulting, software maintenance and support. TANTAU currently relies, and expects to continue to rely, on a combination of its internal professional services organization and third-party consulting firms to provide training and consulting services to its customers. Fees for these services are charged on a time-and-materials basis and are recognized as the services are performed. Maintenance fees are derived under annual maintenance agreements with customers, which enable customers to receive service and support from TANTAU as well as product updates. Maintenance fees typically are set as a specified percentage of the customer's license fee and paid in advance for the maintenance period. Revenues under maintenance agreements are deferred and recognized on a straight-line basis over the contract period.

         RESULTS OF OPERATIONS

         Our consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted accounting principles, except as disclosed in note 14 to our consolidated financial statements. We completed our acquisition of TANTAU in January 2001. As a result, the results described here for our prior fiscal years do not include the results of operations of TANTAU and its subsidiaries.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Our revenue, before the offset of stock-based compensation, increased to $21.5 million for the year ended December 31, 2000 from $2.9 million in December 31, 1999.

         PRODUCT REVENUE

         Our product revenue, before the offset of stock-based compensation, increased to $14.2 million in 2000 compared to $1.7 million in 1999. Substantially all of the increase resulted from the delivery of our 724 Solutions platform in accordance with the terms in our customer contracts entered into in 1999. We expect that our product revenue will increase as we sell our products to new customers and our current customers, including the customers that we added in 2000, begin to deliver services based upon our products to end users. The mix of our product revenue will change as we benefit from the sales of TANTAU's software.

         SERVICE REVENUE

         Our service revenue increased to $7.3 million from $1.2 million for the twelve months ended December 31, 2000 and 1999, respectively. Most of the increase resulted from our customers seeking additional services to help them deploy our 724 Solutions platform and applications and other products. In addition, we received revenue for consulting work related to the implementation and customization of our LiveClips product, which we have made available as a result of our June 2000 acquisition of Ezlogin.

         As product revenue grows, we expect that services revenue from consulting will increase as our customers seek additional services to help them deploy our applications. We also anticipate that services revenue will increase as more of our customers subscribe for our hosting service.

         STOCK-BASED COMPENSATION RELATED TO SOFTWARE DEVELOPMENT REVENUE

         Under our subscription agreement with Bank of Montreal (BMO) dated April 30, 1998, we granted an option to BMO to subscribe for 2,428,570 common shares for Cdn. $1.0 million. This option was only exercisable in the event that BMO extended its technology license agreement for a second year and paid the second year's license fee. In October 1998, following BMO's extension of the license agreement, BMO exercised the option. On the date of exercise, the fair value of the 2,428,570 common shares was determined to be Cdn. $6.1 million, resulting in a stock-based compensation charge related to software development revenue of Cdn. $5.1 million, or U.S. $3.3 million. This stock-based compensation was attributed to our software development revenue over the term of the agreement in proportion to the revenue recognized in the first and second years. Stock-based compensation related to software development revenue decreased to $248,000 for the twelve months ended December 31, 2000 from $1.6 million for the twelve months ended December 31, 1999. The decrease resulted from the fact that the second year of this agreement ended in the first quarter of fiscal 2000. This deferred stock-based compensation charge has now been fully expensed.

         OPERATING EXPENSES

         COST OF NET REVENUE

         Cost of net revenue consists primarily of personnel costs associated with customer support, training, implementation, consulting and hosting services, as well as amounts paid to third-party consulting firms for those services and an allocation of expenses for our facilities and administration. It also includes software licensing expenses paid for integration of third-party software into our products.

         Cost of net revenue was $13.2 million for the year ended December 31, 2000 compared to $1.9 million for the year ended December 31, 1999. Most of the increase was due to salary and consulting costs as we significantly increased our implementation and customer services personnel and third-party consulting firms to support our customers' deployment of our 724 Solutions platform, and as we incurred startup and implementation costs required to establish our hosting infrastructure. Included in cost of net revenues is also a non-cash charge of $653,000 and $19,000 for stock-based compensation for 2000 and 1999, respectively.

         While we expect cost of net revenue to increase in the near future as we expand our customer services and hosting service personnel and establish hosting centers worldwide, we expect that our cost of net revenue as a percentage of revenues will decrease and our gross margin will increase. We are seeking to utilize the personnel and infrastructure that we have built in 1999 and 2000, and the experience we have gained in enabling customers to deploy our products, to reduce the per customer costs that we incur in driving the adoption and implementation of our platform. In addition, we believe that the acquisition of TANTAU will help us increase our gross margins, as TANTAU mainly sells licenses which generally have relatively high margins.

         RESEARCH AND DEVELOPMENT

         Research and development expenses include the compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

         Research and development expenses increased to $32.6 million for the year ended December 31, 2000 compared to $7.3 million for the same period in 1999. The increase from the prior year was attributed to the expansion of the functionality of our platform and costs associated with integrating Ezlogin and Spyonit and other acquired technology, as well as the continued development of our LiveClips and alerts products and the inclusion of a non-cash, stock-based compensation charge of $3.7 million in the twelve months ended December 31, 2000. We anticipate that our research and development expenses will increase in the future as we continue to expand the functionality of our platform and enhance the technologies that we purchased in connection with our acquisitions of YRLess, Ezlogin, Spyonit and TANTAU. We expect that our research and development expenses will decrease as a percentage of revenue in fiscal 2001 as we begin to leverage the technology that was previously developed and as we further benefit from our previous acquisitions.

         SALES AND MARKETING

         Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

         Sales and marketing expenses were $13.0 million in 2000 compared to $2.6 million in 1999. These costs increased primarily because in fiscal 2000 we hired additional sales personnel to manage our relationships with our major customers and to expand our business both in North America and worldwide. In addition, in 2000, we opened sales offices in Tokyo and Sydney to establish our presence in the Asia Pacific region and incurred fees associated with marketing programs designed to build brand awareness. We anticipate that our sales and marketing expenses will increase as we continue to attract customers worldwide, expand our reach to other market segments and increase our efforts to sell our expanding suite of products. However, as a result of our acquisition of TANTAU, which has built a sales and marketing infrastructure in Europe, a portion of the amounts that we would have otherwise expended to build our presence in Europe may be allocated to other geographic markets or to other corporate purposes.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as professional fees, facilities, travel and professional consulting costs. Our corporate staff includes several of our executive officers and our business development, financial planning and control, legal, human resources and corporate administration staff.

         Our general and administrative expenses increased to $15.4 million in 2000 from $3.6 million in 1999. The increase in general and administrative expenses reflected our continued investment in increased staffing and related expenses for the enhancement of the international infrastructure necessary to support our growing business. The remainder of the increase was due to a non-cash charge for stock-based compensation of $1.5 million and integration and professional fees related to our acquisitions and corporate development activities. We expect that our general and administrative expenses will increase marginally due to the growth of our company and the acquisition of TANTAU. However, as percentage of revenue, we expect these expenses to decrease as we utilize the infrastructure that we built in 2000.

         DEPRECIATION AND AMORTIZATION

         Depreciation expense increased to $3.9 million in 2000 compared to $752,000 in 1999. The increase reflects the capital spending in computer hardware, office furniture and leasehold improvements at our Canadian facilities to support the increase in the number of personnel. Additional software development tools used for research and development and computer hardware purchased for our hosting facilities accounted for the remainder of the increase.

         Amortization expense increased to $18.8 million in 2000 from nil in 1999. The increase was due to the goodwill and acquired intangibles relating to the Ezlogin acquisition completed in June 2000 and the Spyonit acquisition completed in September 2000. We are amortizing goodwill related to the Ezlogin and Spyonit acquisitions over 24 months and 60 months, respectively. We have hired an independent third party appraiser to assist in the determination of the value of the goodwill and the other intangibles that we acquired in connection with our acquisition of TANTAU. Upon completion of this appraisal, we will determine the amount of the amortization charges that we will need to record as a result of this acquisition, and the period of time over which we will do so.

         STOCK BASED COMPENSATION RELATED TO STOCK OPTIONS

         Stock-based compensation has been allocated to the operating expense line items based on the nature of the services provided by the grantee. Stock-based compensation was $6.4 million for the twelve months ended December 31, 2000 compared to $165,000 for the twelve months ended December 31, 1999. Stock-based compensation mainly represents the difference between the exercise prices of options granted to acquire our common shares and the deemed fair market value, for financial reporting purposes, of our common shares on their respective grant dates. This stock-based compensation is being amortized on a straight-line basis over the vesting periods of these options, which is generally three years. The increases are largely attributed to the amortization of deferred stock-based compensation related to options that were granted between October 1, 1999 and March 31, 2000. Stock-based compensation also includes accrued stock consideration related to the YRLess acquisition. See "Recent Acquisitions" and Note 3(a) of our consolidated financial statements.

         A large percentage of our outstanding options have exercise prices that are significantly higher than the current prices at which our common shares trade on the Nasdaq National Market and The Toronto Stock Exchange. Although we have not yet determined how we will address this issue, members of our management team are currently considering a variety of strategies. These strategies include issuing additional options, lowering the exercise prices of our outstanding options, issuing additional options to personnel who agree to rescind all or a portion of their options, and/or paying additional cash compensation to our personnel. We may undertake a combination of these strategies, or develop new plans for compensating our personnel. Some of these strategies could require us to record very large cash or non-cash compensation expenses. However, because we have not yet determined the strategy or strategies that we will pursue, we cannot estimate at this time the precise impact that these actions will have on our financial condition and results of operations.


         INTEREST INCOME

         Interest income increased to $11.6 million for the year ended December 31, 2000 from $1.0 million for the twelve months ended December 31, 1999. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares, including, in particular, the proceeds from our initial public offering in the first quarter of 2000.

         EQUITY IN LOSSES OF AFFILIATE

         Our relative ownership in Maptuit decreased from 33.4% in March 2000 to 24.9% in December 2000. This decrease is due to the additional financing that Maptuit arranged with other investors. Our investment in Maptuit is accounted for using the equity method. In fiscal 2000, we recognized a net gain of $947,000, including a dilution gain of $1.9 million, as a result of Maptuit's additional financing, offset by our share of Maptuit's fiscal 2000 losses of $943,000.

         NET LOSS

         We recorded a net loss of $63.3 million for the year ended December 31, 2000 compared to a net loss of $13.8 million for the year ended December 31, 1999. Our loss increased as we invested heavily in building our infrastructure. In particular, our research and development expenses and our sales and marketing expenses increased to meet required product delivery schedules and to gain market share. In 2001, we expect our net loss to continue to increase as we expand our hosting services and continue to invest in developing our products. Net loss will also increase due to the non-cash charges relating to amortization of intangibles arising from our acquisition of Ezlogin and Spyonit, which we purchased in 2000, and TANTAU, which we purchased in 2001.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE

         Our revenue, before the offset of stock-based compensation, increased to $2.9 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998.

         PRODUCT REVENUE

         Our software development revenue, before the offset of stock-based compensation, remained approximately the same at $1.7 million for the years ended December 31, 1999 and 1998. All software development revenue realized in 1999 and 1998 related to our contract with Bank of Montreal.

         SERVICE REVENUE

           Our service revenue increased to $1.2 million for the year ended December 31, 1999 from $208,000 for the year ended December 31, 1998. This increase resulted from our entry into additional contracts for consulting and software design services for implementations at Bank of Montreal, Bank of America and Wells Fargo.

         STOCK-BASED COMPENSATION RELATED TO SOFTWARE DEVELOPMENT REVENUE

         Stock-based compensation related to software development revenue increased to $1.6 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998, as we recognized a greater portion of the revenue associated with Bank of Montreal's license agreement in 1999 than in 1998.

         OPERATING EXPENSES

         COST OF NET REVENUE

         Our cost of net revenue increased to $1.9 million for the year ended December 31, 1999 from $82,000 for the year ended December 31, 1998. This increase was primarily related to the addition of implementation and customer service personnel to support additional customers in 1999. The increase in cost of services revenue also reflects amounts paid to third party consultants and software providers.

         RESEARCH AND DEVELOPMENT

         Research and development expenses increased to $7.3 million for the year ended December 31, 1999 from $2.2 million for the year ended December 31, 1998. This increase largely reflects the addition of personnel to our research and development department, primarily to support the second release of our software.

         SALES AND MARKETING

         Sales and marketing expenses increased to $2.6 million for the year ended December 31, 1999 from $405,000 for the year ended December 31, 1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel, together with increased travel and related expenses. This increase reflects the opening of sales offices in San Francisco and London in 1999.

         GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses increased to $3.6 million for the year ended December 31, 1999 from $528,000 for the year ended December 31, 1998, which reflects the increase in our corporate staff.

         DEPRECIATION AND AMORTIZATION

         Total depreciation and amortization expense (excluding amortization of deferred stock-based compensation) increased to $752,000 for the year ended December 31, 1999 from $88,000 for the year ended December 31, 1998, reflecting the capital spending in computer workstations and software development tools used for research and development purposes.


         AMORTIZATION OF DEFERRED EMPLOYEE STOCK-BASED COMPENSATION

         In 1999, we accrued a $5.8 million deferred stock compensation charge related to employee stock options granted prior to our initial public offering. Amortization of employee stock-based compensation was $165,000 for the year ended December 31, 1999 compared to $181,000 for the year ended December 31, 1998, and has been included in the operating expense line items in which it relates. In 1998, we recognized $414,000 for deferred stock based compensation related to options that were granted to purchase 1,227,000 common shares under our stock option plans at a weighted average exercise price of $0.34 per share.

         INTEREST INCOME

         Interest income, which increased to $1.0 million for the year ended December 31, 1999 from $107,000 for the year ended December 31, 1998, was derived from cash and cash equivalent balances, representing primarily the unused portion of the proceeds from our issuances of common shares.

         NET LOSS

         We recorded a net loss of $13.8 million for the year ended December 31, 1999 compared to $2.7 million for the year ended December 31, 1998. The loss per share, calculated using the weighted average number of shares outstanding, was $0.82 for the year ended December 31, 1999 compared to a loss per share of $0.47 for the year ended December 31, 1998. Our losses increased as we invested heavily in building our infrastructure. Research and development, along with sales and marketing activities, increased to meet the required delivery schedules for our products and to establish customer relationships.

         QUARTERLY RESULTS OF OPERATIONS

         The following tables set forth certain unaudited consolidated statements of operations data for each of the twelve most recent quarters ended December 31, 2000. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

                                                                                 QUARTER ENDED
                                                                                 -------------
        2000                                                                                                  TOTAL YEAR
        ----                                                                                                  ----------
                                                            MAR. 31       JUN. 30      SEPT. 30      DEC 31       2000
                                                            -------       -------      --------      ------       ----
                                                         (In thousands of U.S. dollars, except for shares and per share amounts)
        Revenue:
           Product.....................................       $2,762        $2,591        $3,482      $5,356     $14,191
           Services....................................          597         1,377         2,632       2,697       7,303
           Less: Stock-based compensation related to
              software development revenue.............         (248)            -             -           -       (248)
                                                              ------      --------      --------    --------     -------

        Net revenue....................................        3,111         3,968         6,114       8,053      21,246
                                                               -----         -----         -----       -----      ------

        Operating expenses:
           Cost of net revenue.........................        2,039         2,675         3,902       4,597      13,213
           Research and development....................        4,864         7,186         8,805      11,769      32,624
           Sales and marketing.........................        2,559         3,475         3,792       3,189      13,015
           General and administrative..................        2,424         5,925         4,409       2,640      15,398
           Depreciation................................          317           684         1,313       1,632       3,946
           Amortization of intangibles.................            -         1,350         7,917       9,576      18,843
                                                           ---------         -----         -----       -----      ------

        Total operating expenses.......................       12,203        21,295        30,138      33,403      97,039
        Loss from operations...........................       (9,092)      (17,327)      (24,024)    (25,350)    (75,793)
        Interest income................................        2,237         2,772         3,631       2,942      11,582
        Equity in losses of affiliate..................          (66)         (213)          965         261         947
                                                           ---------     ---------     ---------    --------   ---------

        Net loss.......................................      $(6,921)     $(14,768)     $(19,428)    (22,147)    (63,264)
                                                            --------     ---------     ---------    --------    --------

        Basic and diluted net loss per share...........       $(0.20)       $(0.40)       $(0.51)     $(0.57)     $(1.71)
        Shares used in computing basic and diluted net
           loss per share (in thousands)...............       34,037        36,717        37,961      39,092      36,963
                                                              ======        ======        ======      ======      ======


                                                                               QUARTER ENDED
 1999                                                          MAR. 31       JUN. 30       SEPT. 30      DEC. 31     TOTAL YEAR
 ----                                                          -------      -------       --------      -------     -----------
                                                                                                                         1999
                                                                                                                         ----
                                                                   (In thousands of U.S. dollars, except for shares and
                                                                                    per share amounts)
Revenue:
Product...............................................             $548          $383          $383         $383        $1,697
Services................................................             34             -           754          381         1,169
Less: Stock-based compensation related to software                 (531)         (371)         (371)        (371)       (1,644)
development revenue...................................            -----         -----         -----        -----       -------


Net revenue...........................................               51            12           766          393         1,222
                                                                     --            --           ---          ---         -----

Operating expenses:
Cost of net revenue...................................                -            20           811        1,076         1,907
Research and development..............................            1,185         1,421         2,051        2,968         7,625
Sales and marketing...................................              210           307           634        1,560         2,711
General and administrative............................              315           606         1,160        1,773         3,854
                                                                  -----         -----         -----        -----         -----

                                                                   (In thousands of U.S. dollars, except for shares and
                                                                                    per share amounts)
 Total operating expenses.............................            1,710         2,354         4,656        7,377        16,097
                                                                  -----         -----         -----        -----        ------
Loss from operations..................................           (1,659)       (2,342)       (3,890)      (6,984)      (14,875)
Interest income.........................................             61            28           252          703         1,044
                                                                -------       -------       -------      -------      --------

Net loss..............................................          $(1,598)      $(2,314)      $(3,638)     $(6,281)     $(13,831)
                                                               --------      --------      --------     --------     ---------

Basic and diluted net loss per share..................           $(0.14)       $(0.20)       $(0.22)      $(0.23)       $(0.82)
Shares used in computing basic and diluted net loss per          11,429        11,609        16,870       27,557        16,887
share (in thousands)..................................           ======        ======        ======       ======        ======


                                                                                  QUARTER ENDED
                                                                                  -------------
1998                                                     MAR.  31, 1998      JUN. 30,       SEPT. 30,     DEC. 31,   TOTAL YEAR 1998
----                                                     -------------      ---------      ----------    ---------   ---------------
                                                                                1998          1998          1998
                                                                                ----          ----          ----
                                                          (In thousands of U.S. dollars, except for shares and per share amounts)
Revenue:
   Software development.........                                 $    -           $419           $630         $629        $1,678
   Services.....................                                     208             -              -            -           208
   Less: Stock-based compensation                                      -           (91)          (694)        (610)       (1,395)
      related to software                                          -----          ----          -----        -----       -------
      development revenue.......

Net revenue.....................                                     208           328            (64)          19           491
                                                                     ---           ---           ----           --           ---

Operating expenses:
   Cost of net revenue..........                                      61             -              -            -            61
   Research and development.....                                     124           397            687        1,198         2,406
   Sales and marketing..........                                      27            86            109          213           435
   General and administrative...                                      41            74             53          227           395
                                                                      --            --             --          ---           ---

Total operating expenses........                                     253           557            849        1,638         3,297
                                                                     ---           ---            ---        -----         -----

Loss from operations............                                     (45)         (229)          (913)      (1,619)       (2,806)
Interest income.................                                      18            20             31           38           107
                                                                   -----         -----         ------       ------        ------

Net loss........................                                    $(27)        $(209)         $(882)     $(1,581)      $(2,699)
                                                                   -----        ------         ------     --------       -------

Basic and diluted net loss per                                    $(0.01)       $(0.04)        $(0.18)      $(0.17)       $(0.47)
   share........................                                 -------       -------        -------      -------       -------

Shares used in computing basic                                     4,000         4,667          5,000        9,286         5,784
   and diluted net loss per share                                  =====         =====          =====        =====         =====
   (in thousands)...............

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through issuances of common shares, together with revenue from operations. In February 2000, we completed our initial public offering of an aggregate of 6,900,000 of our common shares, raising net proceeds of approximately $165.7 million.

         Net cash used in operating activities was $26.8 million for the year ended December 31, 2000 compared to $5.5 million for the year ended December 31, 1999. Net cash used in operating activities for 2000 mainly consisted of our net loss of $63.3 million and our net gain in equity of affiliate of $947,000 offset by depreciation and amortization of $22.8 million, stock-based compensation of $6.7 million and net changes in working capital of $6.2 million. Net changes in working capital includes an accrued liability for non recurring costs of $9.0 million relating to the acquisition of TANTAU Software.

         Cash provided from financing activities was $165.6 million for the twelve months ended December 31, 2000, compared to $70.1 million for the year ended December 31,1999. Cash flow from financing activities in 2000 reflects the net proceeds of our initial public offering and funds received from the exercise of stock options, as reduced by share issuance costs relating to our acquisitions of Ezlogin and Spyonit.

         Cash used in investing activities, before the purchase of short-term investments, was $39.7 million for the year ended December 31, 2000 compared to $2.3 million for the year ended December 31, 1999. At December 31, 2000, short-term investments mainly consisted of government debt and commercial paper with term to maturity of no greater than one year. Cash used in investing activities in 2000, excluding the purchase of short-term investments, reflects our investments in Corillian, Neomar and Maptuit, our acquisitions of YRless, Ezlogin and Spyonit, acquisition costs related to TANTAU Software, as well as purchases of capital and other assets. Capital expenditures for the year were $11.8 million. We anticipate capital expenditures to continue to increase as we continue to implement our data centers worldwide to support our hosting activities. In addition, as at December 31, 2000, we had commitments to make minimum lease payments of approximately $4.6 million in 2001.

         As a result of our purchase of TANTAU, we acquired approximately $30.0 million in cash and cash equivalents and short term investments. In addition, as of December 31, 2000, TANTAU had approximately $8.5 million in commitments relating to facilities and equipment leases, which we are obligated to make as a result of our acquisition.

         We expect that the revenue from our operations, interest income and the funds provided by our initial public offering will be sufficient to cover our cash requirements, including our planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.

         RECENT ACCOUNTING POLICIES AND REGULATIONS IN CANADA AND THE UNITED STATES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS

No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. To date, we have not entered into derivative instruments. We believe that the adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

IMPACT OF INTEREST RATE EXPOSURE

         As of December 31, 2000, we had approximately $167 million in cash, cash equivalents and short-term investments, of which over $93 million was short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally hold our short-term investments until their maturity date.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

         Our functional currency is the U.S. dollar, however a significant portion of our expenses are incurred in Canadian dollars. With the purchase of TANTAU, we expect that an increased portion of our expenses will be incurred in Euros and other European currencies. Changes in the value of these currencies relative to the U.S. dollar may result in currency translation gains and losses, which could affect our operating results. In the year ended December 31, 2000, we realized foreign currency losses of approximately $938,000. In the future, we may seek to minimize this risk by hedging our known exposures, such as salaries, rent and certain other recurring payments. We plan to account for any arrangements of this kind under Canadian and U.S. GAAP in a manner consistent with Financial Accounting Standards 133. See Note 14(a) to our consolidated financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth beginning on page F-1 are incorporated herein by reference.

         Quarterly financial information set forth herein under "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         KPMG LLP has audited our consolidated balance sheets as at December 31, 2000 and 1999 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998, as stated in their report appearing herein. KPMG LLP replaced Arthur Andersen LLP in March 1999, several months prior to the time that we began to prepare the registration statement relating to our initial public offering. The decision to change accountants was approved by the Company's board of directors. Under the applicable rules of the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, we have not made any public filings containing any report of Arthur Andersen LLP as to our financial statements.

         Arthur Andersen LLP's report as to our October 31, 1998 financial statements, which was the only report issued by that firm, did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused that firm to make reference to the subject matter of such a disagreement in connection with its reports.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 21, 2001, and which is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION.

         The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 21, 2001, and which is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 21, 2001, and which is incorporated by reference herein.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 21, 2001, and which is incorporated by reference herein.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this Report:

     1  Financial Statements.

           Incorporated by reference from the financial statements and notes thereto that are set forth beginning on page F-1 of this report.

     2.  Financial Statement Schedules.

           None.

     3.  Exhibits.

EXHIBIT
NUMBER                NAME OF DOCUMENT
------                ----------------
3.1(1)                Articles of the Registrant.
3.2(1)                By-laws of Registrant.
10.1(1)(2)            Technology License Agreement, dated as of April 30, 1998, between the Registrant and Bank of Montreal.
10.2(1)               Mutual Indemnity Agreement, dated April 30, 1998, between the Registrant and Bank of Montreal.
10.3(1)               Letter Agreement, dated November 27, 1998, between Bank of Montreal and the Registrant.
10.4(1)               Letter Agreement, dated November 27, 1998, between Bank of Montreal and the Registrant.
10.5(1)               Letter Agreement, dated July 26, 1999, between Bank of Montreal and the Registrant.
10.6(1)               Form of Registration Rights Agreement
10.7(1)(2)            Master Technology License Agreement, dated December 29, 1999, between Citicorp Strategic Technology
                      Corporation and the Registrant.
10.8(1)               Support Agreement, dated December 29, 1999, among Citicorp Strategic Technology Corporation, 724 Solutions
                      International SRL and the Registrant.
10.9(2)(3)            Licensed Affiliate Agreement between the Registrant and Citibank, N.A.
10.10(3)              First Amended and Restated Agreement and Plan of Merger and Reorganization among the Registrant, Sapphire
                      Merger Sub, Inc., Ezlogin.com.  and Alexandre Balkanski, as Shareholders' Agent, dated as of May 9, 2000.
10.11(3)              Amendment to First Amended and Restated Agreement and Plan of Merger and Reorganization, among the
                      Registrant, Sapphire Merger Sub, Inc., Ezlogin.com, Inc.  and Alexandre Balkanski, as Shareholders' Agent,
                      dated as of June 9, 2000.
10.12(4)              Agreement and Plan of Merger and Reorganization among 724 Solutions Inc., the Registrant, Serpent Merger Sub,
                      Inc., Spyonit.com, Inc.  and certain stockholders of Spyonit.com, Inc., dated as of September 12, 2000.
10.13(4)              Agreement and Plan of Merger, dated as of November 29, 2000, by and among the Registrant, Saturn Merger
                      Sub, Inc.  and TANTAU Software, Inc.
10.14(4)              Form of Resale Restriction Agreement relating to former securityholders of TANTAU Software, Inc.

EXHIBIT
NUMBER                NAME OF DOCUMENT
------                ----------------
10.15(4)              Form of Indemnification and Escrow Agreement relating to former securityholders of TANTAU Software, Inc.
10.16.1               Registrant's Canadian Stock Option Plan.
10.16.2               Registrant's U.S.  Stock Option Plan.
10.16.3               Registrant's 2000 Stock Option Plan.
10.16.4               Registrant's TANTAU Software, Inc.  Stock Option Plan.
10.17.1               Employment Agreement of Gregory Wolfond.
10.17.2               Employment Agreement of John Sims.
10.17.3               Employment Agreement of Christopher Erickson.
10.17.4               Employment Agreement of Karen Basian.
10.17.5               Employment Agreement of Andre Boysen.
10.17.6               Employment Agreement of Christopher Jarman.
16.1                  Letter Regarding Change in Certifying Accountant.
21.1                  List of Subsidiaries
23.1                  Consent of KPMG LLP, Toronto.

         ------------------

         (1) Incorporated by reference to the Registrant's Registration Statement on Form F-1, File No. 333-90143.

         (2) Confidential treatment has been requested with respect to certain portions of the Exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended. Omitted portions have been filed separately with the Securities and Exchange Commission.

         (3) Incorporated by reference to the Registrant's Annual Report on Form 20-F, Filed on June 29, 2000.

         (4) Incorporated by reference to the Registrant's Registration Statement on Form F-4, File No. 333-52698.

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of 724 Solutions Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for each of the years in the two-year period ended December 31, 1999, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected reported results for each of the years in the three-year period ended December 31, 2000 to the extent summarized in note 14 to the consolidated financial statements.


/s/ KPMG LLP


Chartered Accountants


Toronto, Canada

January 16, 2001, except
as to note 16 which is
as of January 23, 2001

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

December 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents (note 4)                                      $     73,898          $    65,287
     Short-term investments (note 4)                                               92,726                    -
     Accounts receivable, net of allowance for
       doubtful accounts of $56 (1999 - nil)                                        4,376                3,121
     Prepaid expenses and other receivables                                         2,260                1,368
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                         173,260               69,776

Fixed assets (note 5)                                                              11,297                2,366

Investments (note 6)                                                               12,196                    -

Intangible and other assets (note 7)                                               90,563                1,100

-------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $    287,316          $    73,242
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                        $      2,203          $     1,982
     Accrued liabilities                                                           18,198                2,967
     Deferred revenue, net of deferred
       stock-based compensation of nil (1999 - $248)                                1,887                6,022
     Deferred consideration (note 3(a))                                             1,190                    -
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     23,478               10,971

Leasehold inducements                                                                 375                  103

Deferred consideration, net of current portion (note 3(a))                          1,200                    -

Shareholders' equity (note 8): Unlimited common shares authorized:
         39,112,975 common shares issued and
           outstanding (1999 - 29,402,426)                                        357,158               84,762
     Deferred stock-based compensation                                            (14,946)              (5,909)
     Accumulated deficit                                                          (79,949)             (16,685)
-------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                   262,263               62,168

-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $    287,316          $    73,242
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except number of shares and per share amounts)

Years ended December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
-------------------------------------------------------------------------------------------------------------------
Revenue:
     Product:
         Related parties (note 12)                      $      11,363        $      1,697          $     1,678
         Other                                                  2,828                   -                    -
     Less stock-based compensation
       related to software development
       (notes 8 and 12)                                          (248)             (1,644)              (1,395)
     Services:
         Related parties (note 12)                              4,733                 963                  208
         Other                                                  2,570                 206                    -
-------------------------------------------------------------------------------------------------------------------
     Net revenue                                               21,246               1,222                  491

Operating expenses:
     Cost of net revenue, including
       stock-based compensation expense
       of $653 (1999 - $19; 1998 - $21)                        13,213               1,858                   82
     Research and development, including
       stock-based compensation expense
       of $3,748 (1999 - $97; 1998 - $107)                     32,624               7,255                2,194
     Sales and marketing, including
       stock-based compensation expense
       of $484 (1999 - $24; 1998 - $27)                        13,015               2,598                  405
     General and administrative, including
       stock-based compensation expense
       of $1,530 (1999 - $25; 1998 - $26)                      15,398               3,634                  528
     Depreciation                                               3,946                 752                   88
     Amortization of intangible assets                         18,843                   -                    -
-------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                  97,039              16,097                3,297
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                          (75,793)            (14,875)              (2,806)

Interest income                                                11,582               1,044                  107

Equity in loss of affiliate                                      (943)                  -                    -

Dilution gain (note 6(a))                                       1,890                   -                    -

-------------------------------------------------------------------------------------------------------------------
Loss for the year                                       $     (63,264)       $    (13,831)         $    (2,699)
-------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share (note 13)              $      (1.71)        $      (0.82)         $     (0.47)

-------------------------------------------------------------------------------------------------------------------

Weighted average number of shares used
   in computing basic and diluted loss per
   share (in thousands)                                        36,963              16,887                5,784

-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders' Equity
(In thousands of U.S. dollars, except number of shares and per share amounts)

Years ended December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------
                                                                           Deferred
                                                             Deferred   stock-based
                                                          stock-based  compensation
                                                         compensation    related to
                                                              related      software                        Total
                                       Common shares         to stock   development   Accumulated  shareholders'
                                   Number        Amount       options       revenue       deficit         equity
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997      4,000,000    $    1,443    $        -     $       -    $     (155)    $    1,288

Loss for the year                       -             -             -             -        (2,699)        (2,699)

Deferred stock-based
   compensation                         -           414          (414)       (3,287)            -         (3,287)

Amortization of deferred
   stock-based compensation             -             -           181             -             -            181

Allocation of deferred
   stock-based compensation
   to software development
   revenue and deferred
   revenue                              -             -             -         1,815             -          1,815

Issuance on exercise
   of options                   4,000,000         1,296             -             -             -          1,296

Issuance of common shares       3,428,570         4,599             -             -             -          4,599
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998     11,428,570         7,752          (233)      (1,472)        (2,854)         3,193

Loss for the year                       -             -             -             -       (13,831)       (13,831)

Deferred stock-based
   compensation                         -         5,841        (5,841)            -             -              -

Amortization of deferred
   stock-based compensation             -             -           165             -             -            165

Allocation of deferred
   stock-based compensation
   to software development
   revenue and deferred revenue         -             -             -         1,472             -          1,472

Issuance of common shares      17,973,856        71,169             -             -             -         71,169
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999     29,402,426        84,762        (5,909)            -       (16,685)        62,168

Loss for the year                       -             -             -             -       (63,264)       (63,264)

Deferred stock-based
   compensation                         -        14,364       (14,364)            -             -              -

Common share purchase
   options                              -         4,786             -             -             -          4,786

Amortization of deferred
   stock-based compensation             -             -         5,327             -             -          5,327

Issuance on exercise of options   765,339           627             -             -             -            627

Issuance of common shares       8,945,210       252,619             -             -             -        252,619

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     39,112,975    $  357,158    $  (14,946)    $       -    $  (79,949)    $  262,263
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
-------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities:
     Loss for the year                                 $      (63,264)       $    (13,831)         $    (2,699)
     Depreciation and amortization                             22,789                 752                   88
     Stock-based compensation                                   6,663               1,809                1,576
     Other non-cash expenses                                    1,722                   -                    -
     Equity in loss of affiliate                                  943                   -                    -
     Dilution gain                                             (1,890)                  -                    -
     Foreign exchange loss                                         34                   -                    -
     Change in operating assets and liabilities:
         Accounts receivable                                   (1,255)             (3,086)                 (34)
         Prepaid expenses and other
           receivables                                           (632)             (1,347)                 (21)
         Accrued interest on short-term
           investments                                         (2,290)                  -                    -
         Accounts payable                                         221               1,746                  213
         Accrued liabilities                                   14,638               2,504                  453
         Deferred revenue                                      (4,486)              5,953                  420
-------------------------------------------------------------------------------------------------------------------
     Net cash flows used in operating activities              (26,807)             (5,500)                  (4)

Cash flows from (used in) financing activities:
     Issuance of common shares for cash                       165,555              71,169                2,608
     Deferred charges                                               -              (1,100)                   -
-------------------------------------------------------------------------------------------------------------------
     Net cash flows from financing activities                 165,555              70,069                2,608

Cash flows from (used in) investing activities:
     Purchase of capital assets                               (11,814)             (2,258)                (927)
     Purchase of short-term investments                       (90,436)                  -                    -
     Purchase of intangible and other assets                   (2,230)                  -                    -
     Investment in Neomar Inc.                                 (3,500)                  -                    -
     Investment in Corillian Corporation                       (7,000)                  -                    -
     Investment in Maptuit.com Inc.                              (750)                  -                    -
     Acquisition of Yrless Internet Corporation                (1,272)                  -                    -
     Acquisition of Ezlogin.com, Inc.                          (1,651)                  -                    -
     Acquisition of Spyonit.com, Inc.                          (2,065)                  -                    -
     Acquisition costs of Tantau Software, Inc.                (9,385)                  -                    -
-------------------------------------------------------------------------------------------------------------------
     Net cash flows used in investing activities             (130,103)             (2,258)                (927)

Foreign exchange loss on cash held in a
   foreign currency                                               (34)                  -                    -
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                       8,611              62,311                1,677

Cash and cash equivalents, beginning of year                   65,287               2,976                1,299

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $       73,898        $     65,287          $     2,976
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information (note 15)


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


1.     ORGANIZATION OF THE COMPANY:


       The Company was established in July 1997 to provide Internet infrastructure solutions to financial institutions, enabling them to offer personalized and secure mobile banking, investment and commerce services across a wide range of internet-enabled wireless and consumer electronic devices. The Company also offers end-to-end customer support through its global application hosting and contact centre services.


2.     SIGNIFICANT ACCOUNTING POLICIES:


       These consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles which, except as disclosed in note 14, conform, in all material respects, with generally accepted accounting principles in the United States.


       (a) Consolidation:


           These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations for acquisitions are included in these consolidated financial statements from the date of acquisition. Intercompany transactions and balances are eliminated on consolidation.


       (b) Financial instruments:


           Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The Company determines the fair values of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


           Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents consist primarily of deposits with major commercial banks and high-grade commercial paper, the maturities of which are three months or less from the date of purchase. Short-term investments consist of high-grade fixed income securities with maturities of more than three months but less than one year. The Company performs periodic credit evaluations of the financial condition of its customers. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers.


       (c) Revenue recognition:


           The Company's revenue is primarily derived from (i) the licensing of its products, (ii) application hosting services and (iii) the provision of related services, including installation, integration, training and maintenance and support. Product revenues are recognized when a contract with a customer has been executed, delivery and acceptance have occurred, the Company has no significant remaining performance requirements and collection of the related receivables is deemed probable by management. Application hosting services revenue is recognized monthly as earned either on a fixed fee or variable rate basis. Services revenues are recognized as the services are performed. Maintenance and support revenues paid in advance are non-refundable and are recognized rateably over the term of the agreement, which is typically 12 months. Product and services revenues that have been prepaid but do not yet qualify for recognition as revenues under the Company's revenue recognition policy are reflected as deferred revenue on the Company's balance sheet.


       (d) Research and development expenses:


           Costs related to research, design and development of software products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. All subsequent costs are expensed as incurred. To date, completing a working model of the Company's product and the general release of the product have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


       (e) Investment tax credits:


           The Company is entitled to Canadian federal and provincial investment tax credits, which are earned as a percentage of eligible research and development expenditures incurred in each taxation year.


           Investment tax credits are accounted for as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that the Company has reasonable assurance that the tax credits will be realized.


       (f) Stock-based compensation:


           The Company uses the intrinsic value method to account for stock-based compensation. As such, deferred stock-based compensation is recorded if, on the date of grant of the stock option or the subscription right, the current market value of an underlying common share exceeds the exercise price per share. Deferred stock-based compensation is recognized as an expense over the vesting period of the option or where the stock-based compensation is issued to a customer in connection with the sale of products or services, as a reduction of revenue over the term of the related revenue contract.


       (g) Fixed assets:


           Fixed assets are stated at cost, net of accumulated depreciation and amortization, and are amortized over their estimated useful lives except for leasehold improvements, which are amortized over the lesser of their useful lives or the term of the related lease. Expenditures for maintenance and repairs are charged to the statement of operations as incurred. Depreciation and amortization are computed using the straight-line method as follows:

--------------------------------------------------------------------------------
           Computer equipment                                            3 years
           Computer software                                             1 year
           Office furniture and equipment                                5 years
           Leasehold improvements                                        5 years

--------------------------------------------------------------------------------

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


           The Company regularly reviews the carrying values of its fixed assets by comparing the carrying amount of the asset to the expected future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable, a write-down equal to the excess is charged to the statement of operations. To December 31, 2000, no write-down of fixed assets has been recorded.


       (h) Investments:


           Investments in affiliates are recorded on the equity method when the Company's ownership interest in the affiliate is greater than 20% but not more than 50% and where the Company can exercise significant influence over the affiliate.


           Long-term investments in affiliates in which the Company's ownership interest is less than 20% and where the Company cannot exercise significant influence over the affiliate are accounted for by the cost method. Under this method of accounting, the investment is recorded at cost and only written down in value if a decline in value is other than temporary.


       (i) Intangible and other assets:


           Intangible and other assets are recorded at cost, and are amortized on a straight-line basis at the following rates:

--------------------------------------------------------------------------------
           Workforce                                            Over 2 - 5 years
           Acquired technology                                  Over 1 - 5 years
           Goodwill                                             Over 2 - 5 years

--------------------------------------------------------------------------------


           Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which might impair the fair value of the related asset. Intangible and other assets are written down to fair value when decreases in value are considered to be other than temporary, based upon expected cash flows of the acquired business.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


       (j) Deferred acquisition costs:


           The Company commences the deferral of business acquisition costs when the proposed transaction has been specifically identified and the completion of the transaction is considered to be more likely than not. The Company defers only those costs that are direct and incremental costs incurred in connection with the proposed transaction. The Company records deferred acquisition costs as non-current assets. The Company expenses costs related to abandoned proposed acquisitions in the period in which the Company determines that the transaction is not likely to be completed.


       (k) Currency translation:


           Effective July 31, 1999, the U.S. dollar became the functional currency of the Company. This change resulted from the increased significance of U.S. dollar-denominated revenue and expenditures in relation to the Company's Canadian dollar-denominated transactions. In addition, the Company's recent issuances of common shares have been primarily denominated in U.S. dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the results of operations for the year.


           Prior to July 31, 1999, the functional currency of the Company was the Canadian dollar. Accordingly, monetary assets and liabilities of the Company that were denominated in foreign currencies were translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Transactions included in operations were translated at the average rate for the period. Exchange gains and losses resulting from the translation of these amounts were reflected in the statement of operations in the period in which they occurred. In these consolidated financial statements, the Canadian dollar amounts have been translated into U.S. dollars based on exchange rates reflecting those in effect at the dates of the underlying transactions.


           The aggregate foreign currency gain (loss) included in determining net income for the three years ended December 31, 2000 are as follows: 2000 - $(938,000); 1999 - $105,000; 1998 - $52,000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


       (l) Income taxes:


           The Company provides for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


       (m) Use of estimates:


           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.


3.     ACQUISITIONS:


       (a) YRLess Internet Corporation:


           On March 17, 2000, the Company acquired all the outstanding common shares of YRLess Internet Corporation ("YRLess"), an Internet message gateway developer, for total cash consideration of approximately $1,272,000, including acquisition costs of approximately $34,000. The transaction has been accounted for by the purchase method, with the results of operations included in these financial statements from the date of acquisition. The cash consideration paid has been allocated to the net identifiable assets acquired based on their fair values, and the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over 36 months. Amortization expense of $378,000 has been recorded in the year ended December 31, 2000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


3.     ACQUISITIONS (CONTINUED):


           In addition, the Company is committed to pay approximately $4,401,000 in common shares, or cash if the Company agrees to a cash payment, over the next three years. The Company intends to settle this liability in shares. As the purchase agreement contains certain terms that may require the Company to settle the payments in cash, and these terms are out of the control of the Company, the commitment is being recorded as a liability under the heading deferred consideration. Of the additional $4,401,000 in consideration, $2,640,000 is contingent on certain former shareholders of Yrless remaining employees of the Company. As such, this amount is being recorded as stock-based compensation on a monthly basis as the services are being performed. The deferred consideration represents $1,761,000 in unconditional additional consideration and $629,000 in accrued contingent consideration. To December 31, 2000, $1,108,000 related to the $4,401,000 commitment has been recorded as an expense.


       (b) Ezlogin.com, Inc.:


           On June 16, 2000, the Company acquired all of the outstanding shares of Ezlogin.com, Inc. ("Ezlogin"), a privately held company incorporated in California in the business of providing Internet infrastructure tools for user-driven personalization. The transaction has been accounted for by the purchase method, with the results of operations included in these financial statements from the date of acquisition. The purchase price of approximately $55.8 million, before acquisition costs, was satisfied by the issuance of 1,003,594 common shares of the Company and the assumption of the existing Ezlogin option plan which, if all options outstanding under the plan are exercised, would result in the issuance of an additional 91,796 common shares of the Company. In addition, the Company incurred $3.0 million in costs related to the acquisition. The excess of the purchase price over the fair value of the net identifiable assets of Ezlogin at the date of acquisition of $56.9 million has been allocated to goodwill and other intangible assets and is being amortized over 24 months. Amortization expense of the resulting goodwill and acquired intangible assets of $16.0 million has been recorded in the year ended December 31, 2000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


3.     ACQUISITIONS (CONTINUED):


       (c) Spyonit.com, Inc.:


           On September 12, 2000, the Company acquired all of the outstanding shares of Spyonit.com, Inc. ("Spyonit"), a privately held company incorporated in Delaware which develops software to monitor the Internet and other content sources for items of interest to end-users. The transaction has been accounted for by the purchase method, with the results of operations included in these financial statements from the date of acquisition. The purchase price of approximately $40.0 million was satisfied by the issuance of 1,041,616 common shares of the Company and $2.0 million in cash. As part of the terms of purchase, up to 137,062 common shares of the total common shares issued are subject to repurchase at a minimum value if the vendors do not remain employees of the Company through September 2003. The Company has recorded deferred stock-based compensation in the amount of $6.0 million related to the 137,062 common shares and is amortizing this amount as compensation expense on a straight-line basis over three years. In addition, the Company incurred $200,000 in costs related to the acquisition. The excess of the purchase price over the fair value of the net tangible assets of Spyonit at the date of acquisition of $39.9 million has been allocated to goodwill and acquired intangible assets and is being amortized over 60 months. Amortization expense of the resulting goodwill and acquired intangible assets of $2.4 million has been recorded in the year ended December 31, 2000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


3.     ACQUISITIONS (CONTINUED):


       The transactions are summarized as follows:

-------------------------------------------------------------------------------------------------------------------
                                                               YRLess             Ezlogin              Spyonit
-------------------------------------------------------------------------------------------------------------------

       Net identifiable assets acquired at fair values:
           Cash                                            $        -         $     1,517          $        66
           Fixed assets                                            17                 529                   87
           Other assets                                            43                 272                   38
           Current liabilities                                   (177)               (486)                (109)
           Acquired technology                                      -               2,290                7,290
           Workforce                                                -                 560                  280
           Non-competition agreements                               -                   -                  260
-------------------------------------------------------------------------------------------------------------------
           Fair value of identifiable assets                     (117)              4,682                7,912

       Goodwill                                                 1,389              54,103               32,063

-------------------------------------------------------------------------------------------------------------------
                                                           $    1,272         $    58,785          $    39,975
-------------------------------------------------------------------------------------------------------------------

       Purchase price:
           Cash                                            $    1,238         $         -          $     2,000
           Common shares                                            -              51,186               37,775
           Fair value of options                                    -               4,599                    -
           Acquisition expenses                                    34               3,000                  200

-------------------------------------------------------------------------------------------------------------------
                                                           $    1,272         $    58,785          $    39,975
-------------------------------------------------------------------------------------------------------------------


       The table below reflects unaudited pro forma consolidated results of the Company, YRLess, Ezlogin and Spyonit as if the acquisitions had taken place on January 1, 2000 and January 1, 1999, respectively.

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
       Revenue                                                                $    21,267          $     1,536
       Loss for the year                                                          (86,465)             (43,738)
       Loss for the year per common share                                           (2.27)               (2.44)

-------------------------------------------------------------------------------------------------------------------


4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:


       Cash consists of deposits with major financial institutions. Cash equivalents consist of short-term deposits and high-grade commercial paper with an original term to maturity of three months or less at the date of purchase.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED):


       All short-term debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company owns no short-term investments that are considered to be trading securities nor available-for-sale securities.


       The components of cash and cash equivalents and short-term investments are summarized as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------

       Cash and cash equivalents:
           Cash                                                               $     1,297          $     3,264
           Cash equivalents:
                Term deposits                                                           -               52,000
                Bankers' acceptance                                                     -                6,000
                Government T-Bills                                                 32,086                4,023
                Corporate bonds                                                    33,374                    -
                Corporate commercial paper                                          7,141                    -

-------------------------------------------------------------------------------------------------------------------
                                                                              $    73,898          $    65,287
-------------------------------------------------------------------------------------------------------------------

       Short-term investments:
           Held-to-maturity:
                Corporate commercial paper                                    $    90,546          $         -
                Government term deposits                                            2,180                    -

-------------------------------------------------------------------------------------------------------------------
                                                                              $    92,726          $         -
-------------------------------------------------------------------------------------------------------------------

5.     FIXED ASSETS:

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
       Computer equipment                                                     $     7,770          $     1,499
       Computer software                                                            2,602                  500
       Office furniture and equipment                                               2,142                  453
       Leasehold improvements                                                       3,150                  754
-------------------------------------------------------------------------------------------------------------------
                                                                                   15,664                3,206

       Less accumulated depreciation and amortization                               4,367                  840

-------------------------------------------------------------------------------------------------------------------
                                                                              $    11,297          $     2,366
-------------------------------------------------------------------------------------------------------------------

                                      F-15

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


6.     INVESTMENTS:

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------

       Investments, at cost:
           Corillian Corporation                                              $     7,000                $   -
           Neomar Inc.                                                              3,500                    -
       Investments, at equity:
           Maptuit.com Inc.                                                         1,696                    -

-------------------------------------------------------------------------------------------------------------------
                                                                              $    12,196                $   -
-------------------------------------------------------------------------------------------------------------------


       (a) On March 8, 2000, the Company purchased a one-third interest in Maptuit.com Inc. ("Maptuit") for cash consideration of $750,000. Maptuit is a privately held Canadian company in the business of developing directional mapping software and providing online directional services, mapping services and spatial relational search services to its customers.


           The investment in Maptuit has been accounted for using the equity method. Under the equity method, the original cost of the investment is adjusted for the Company's share of post-acquisition income or losses, less dividends. The excess of the cost of the shares of Maptuit over the Company's proportionate interest in the net book value of Maptuit's net assets on the date of acquisition amounted to approximately $677,000. This excess is being amortized on a straight-line basis over three years.


           On September 27, 2000 and December 6, 2000, Maptuit completed two separate private placements through the issuance of convertible preferred shares for aggregate proceeds of $8.0 million. The Company recorded a dilution gain of $1,890,000, which reduced its investment from a 33.3% interest to a 24.88% interest.


       (b) In April 2000, the Company acquired 875,000 common shares (then representing approximately a 2.9% interest) for $7.0 million in cash in Corillian Corporation ("Corillian"), a provider of eFinance solutions for the Internet. The market value of the Corillian shares, based on the publicly quoted price, on December 31, 2000, is $10.5 million. In addition, the Company announced its intention to work with Corillian to provide financial services providers with a seamless wired and wireless Internet banking services solution based on the 724 Solutions Financial Services Platform in combination with Corillian's eFinance Voyager platform. Corillian is a U.S. publicly traded company on the NASDAQ exchange trading under the symbol CORI. The investment is accounted for using the cost method of accounting.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


6.     INVESTMENTS (CONTINUED):


       (c) In June 2000, the Company acquired a 9.5% interest (December 31, 2000
           - 5.98%) in Neomar Inc. ("Neomar") for $3.5 million in cash. Neomar is a privately held company in the business of providing Wireless Application Protocol ("WAP")-based services for personal digital assistants. In addition, the Company has entered into a license agreement with Neomar to license the WAP solution and incorporate it into the Company's Financial Services Platform. The investment is accounted for using the cost method of accounting.


7. INTANGIBLE AND OTHER ASSETS:

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
       Goodwill                                                              $     87,387           $        -
       Deferred acquisition costs                                                   9,385                    -
       Acquired technology and other assets                                        12,634                1,100
-------------------------------------------------------------------------------------------------------------------
                                                                                  109,406                1,100

       Less accumulated amortization                                               18,843                    -

-------------------------------------------------------------------------------------------------------------------
                                                                             $     90,563           $    1,100
-------------------------------------------------------------------------------------------------------------------


8.     SHAREHOLDERS' EQUITY:


       (a) Common share issuances:


           1997:


           In September 1997, the Company issued 3,999,800 common shares and granted an option to acquire an additional 4,000,000 common shares to the founder of the Company for gross proceeds of Cdn. $1,999,900. The option was exercisable at the holder's option at a price of $0.50 per common share. The option was exercised in October 1998.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


8.     SHAREHOLDERS' EQUITY (CONTINUED):


           1998:


           In April 1998, the Company issued to Bank of Montreal ("BMO") 1,000,000 common shares for gross proceeds of Cdn. $1,000,000 and granted BMO an option to subscribe for 2,428,570 additional common shares for Cdn. $1,000,000, exercisable upon BMO's extension of its technology licensing agreement with the Company for a second year, and payment of the second year's technology licensing fee. In October 1998, following BMO's extension of the technology license agreement, BMO exercised the option to subscribe for 2,428,570 common shares for Cdn. $1,000,000. On the date of exercise, the fair value of the 2,428,570 common shares was determined to be Cdn. $6,071,425, resulting in a deferred stock-based compensation charge of Cdn. $5,071,425 (U.S. $3,286,943).


           1999:


           In June 1999, the Company issued 541,790 common shares to Bank of America ("BA") at a price of $3.69 per share for gross proceeds of $2,000,000 and BA committed to subscribe for 541,790 additional common shares for $2,000,000. BA subscribed for the 541,790 additional common shares in October 1999 for gross proceeds of $2,000,000.


           In August 1999, the Company issued to Citicorp Strategic Technology Corporation 950,000 common shares at a price of $3.83 per share for gross proceeds of $3,633,750. Citicorp Strategic Technology Corporation also contracted at this time to subscribe for 5,450,000 additional common shares at a price of $3.83 per share upon the satisfaction of certain conditions, including the receipt of applicable regulatory approvals. The option was exercised in October 1999 for gross proceeds of $20,846,250.


           In August 1999, the Company granted BA an option to subscribe for 2,116,420 common shares at a price of $3.90 per share. The option was exercised in October 1999 for cash proceeds of $8,243,446.


           In August 1999, the Company issued 6,400,000 common shares to Sonera Corporation for a price of $3.83 per share for gross proceeds of $24,480,000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


8.     SHAREHOLDERS' EQUITY (CONTINUED):


           In October 1999, the Company completed three private placements for a total issuance of 1,973,856 common shares at prices of $3.83 and $7.50 per share and a warrant in respect of 666,668 common shares exercisable at a price of $7.50 per share for total proceeds of $10,000,000. This warrant expired unexercised on January 14, 2000.


           On December 30, 1999, all of the outstanding and reserved common shares were split on a basis of two-for-one. The Company's share capital and earnings (loss) per share have been restated on a retroactive basis to give effect to this share split.


           2000:


           In February 2000, the Company issued 6,900,000 common shares through an initial public offering at $26.00 per common share on the NASDAQ National Market and The Toronto Stock Exchange for net proceeds of approximately $164,200,000.


           During 2000, in connection with the acquisitions of Ezlogin and Spyonit, the Company issued an aggregate of 2,045,210 common shares with an ascribed aggregate value of $89,000,000 (note 3).


       (b) Stock option plans:


           The Company currently has a Canadian stock option plan, a U.S. stock option plan and a new 2000 stock option plan (the "Plans"), each of which is intended to attract, retain and motivate employees, officers, directors and consultants. The stock option committee, in conjunction with the compensation committee, determines, among other things, the eligibility of individuals to participate in the Plans and the term, vesting periods and the exercise price of options granted under the Plans. The Company has reserved an aggregate of 3,200,000 common shares for issuance under the Canadian and U.S. plans, and an additional 2,000,000 common shares under the new 2000 plan. In April 2000, the Board of Directors approved an increase in the maximum number of shares issuable under the 2000 Plan to 3,800,000 common shares, which was ratified by the Company's shareholders at the meeting of shareholders held May 31, 2000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


8.     SHAREHOLDERS' EQUITY (CONTINUED):


           The Canadian stock option plan was adopted in September 1997. All options granted under the plan have a maximum term of 10 years and have an exercise price per share of no less than the fair market value of the common shares on the date of the option grant as determined by the Board of Directors or duly authorized committee as at the time of the grant. If an optionee's employment is terminated without cause, the vested portion of any grant will remain exercisable until its expiration date subject to compliance with certain non-competition and non-solicitation obligations. In the event of termination for cause, the vested portion of any grant will remain exercisable for a period of 30 days after the date of termination. Unvested options will expire on termination, except for such portion thereof which would have vested within six months or within the required statutory notice period following a termination without cause, whichever is earlier, or within one year if termination is due to death or disability. If a change of control of the Company occurs, all options become immediately vested and exercisable.


           The U.S. stock option plan was adopted in October 1999. The plan provides for the grant of both incentive stock options and non-qualified stock options. Incentive stock options granted under the plan have a maximum term of 10 years, or five years in the case of incentive stock options granted to an employee who owns common shares having more than 10% of the voting power of the Company. The exercise price of incentive stock options is the fair market value of common shares on the date of the grant, or 110% of the fair market value in the case of an incentive stock option granted to an employee who owns common shares having more than 10% of the voting power of the Company. Non-qualified stock options granted under the plan have a maximum term of 10 years and an exercise price of no less than 85% of the fair market value of the common shares on the date of the grant, or 110% of the fair market value for those employees who own common shares representing more than 10% of the voting power. Restricted shares granted under the plan have a maximum term of 10 years and an exercise price of no less than 85% of the fair market value of the common shares on the date of the grant, or 100% of the fair market value in the case of restricted shares granted to an employee who owns common shares having more than 10% of the voting power.


           Under the Plans, the Company has the right to repurchase options from optionees after termination of employment on certain terms.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


8.     SHAREHOLDERS' EQUITY (CONTINUED):


           The new 2000 stock option plan was adopted in December 1999 and replaced, on a prospective basis, the Canadian and U.S. stock option plans. The stock options granted under the Canadian and U.S. stock option plans prior to the date of completion of the IPO, continued to be effective and governed by the terms of the plans under which they were granted. The options granted under the 2000 plan have a maximum term of 10 years and an exercise price no less than the fair market value of the common shares on the date of the grant as determined by the Board of Directors or duly authorized committee at the date of the grant. Options held by any person under the new plan, together with any other options granted to that person may not at any time exceed 5% of the aggregate number of common shares outstanding. If a change of control of the Company occurs, all options granted under this plan will become immediately vested and exercisable.


           On June 16, 2000, the Company assumed the Ezlogin stock option plan in connection with its acquisition of Ezlogin. In aggregate, the Company assumed options to issue common shares of the Company totalling 91,796 to the Ezlogin option holders. The Company does not plan to issue any additional options under the Ezlogin stock option plan in the future. Instead, any of the former directors, officers, employees and consultants of Ezlogin will be issued options under the Company's 2000 stock option plan.


           The Ezlogin plan provided for the grant of both incentive stock options and non-qualified stock options. Incentive stock options granted under the plan have a maximum term of 10 years, or five years in the case of incentive stock options granted to an employee who owned common shares having more than 10% of the voting power of Ezlogin. In the event of termination and to the extent unexercised and exercisable, the option will remain exercisable for a period of three months after the date of termination. If termination is due to death or disability, the right to exercise the option will expire within one year.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


8.     SHAREHOLDERS' EQUITY (CONTINUED):


           A summary of the status of the Company's options under the Plans as at December 31, 2000 and 1999 is as follows:


           2000:

-------------------------------------------------------------------------------------------------------------------
                                                                                  Weighted
                                                                                   average
                                                                                 remaining           Number of
                                                              Number of        contractual             options
           Exercise price ranges                                options       life (years)         exercisable
-------------------------------------------------------------------------------------------------------------------

           $  0.34 - 20.00                                    2,180,354                8.0           1,250,251
           $  29.82 - 36.78                                     449,055                9.8               1,002
           $  40.53 - 58.38                                   1,020,366                9.5                 566
           $  64.03 - 76.45                                      38,597                9.3                 672
           $  83.07 - 90.89                                     158,200                9.3              12,000
           $  105.95 - 155.98                                    68,900                9.2                   -
           $  163.87 - 207.82                                    58,050                9.2                   -

-------------------------------------------------------------------------------------------------------------------
                                                              3,973,522                8.7           1,264,491
-------------------------------------------------------------------------------------------------------------------

           The following table summarizes the continuity of options issued under the Plans:

-------------------------------------------------------------------------------------------------------------------
                                            2000                       1999                      1998
-------------------------------------------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                                 average                    average                    average
                                   Number of    exercise      Number of    exercise     Number of     exercise
                                     options       price        options       price       options        price
-------------------------------------------------------------------------------------------------------------------

           Outstanding,
              beginning of year    2,876,930    $   2.81      1,865,000   $    0.49       400,000      $  0.35
           Granted                 2,238,836       50.84      1,071,196        8.44     1,465,000         0.54
           Exercised                (765,339)       0.81              -           -             -            -
           Cancelled                (376,905)      40.76        (59,266)       3.42             -            -

-------------------------------------------------------------------------------------------------------------------
           Outstanding, end
              of year              3,973,522       26.65      2,876,930         2.81    1,865,000         0.49
-------------------------------------------------------------------------------------------------------------------

           Options exercisable,
              end of year          1,264,491    $   3.15      1,237,926   $    0.72       625,166      $  0.34

-------------------------------------------------------------------------------------------------------------------


           The Company recorded deferred stock-based compensation relating to options issued under the Company's Plans amounting to $14,364,000 for the year ended December 31, 2000 (1999 - $5,841,000; 1998 -
           $414,000). Amortization of deferred stock-based compensation amounted to $5,327,196 for the year ended December 31, 2000 (1999 - $165,000;
           1998 - $181,000).

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


9.     INCOME TAXES:


       The provision for income taxes differs from the amount computed by applying the statutory income tax rate to net income (loss) before income taxes. The sources and tax effects of the differences are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
-------------------------------------------------------------------------------------------------------------------

       Basic rate applied to loss before
         provision for income taxes                     $     (27,156)       $     (6,168)         $    (1,201)
       Adjustments resulting from:
           Scientific research expenses not
              deducted for tax                                  1,320               2,285                  333
           Foreign losses affected at lower rates               6,935                 991                    -
           Stock-based compensation not
              deductible for tax                                2,815                 789                  701
           Amortization of intangibles                          7,962                   -                    -
           Share issue costs                                   (1,208)                  -                    -
           Other                                                1,563                 218                  167
                                                               (7,769)             (1,885)                   -
-------------------------------------------------------------------------------------------------------------------

       Unrecognized benefit of net operating
         losses carried forward                                 7,769               1,885                    -

-------------------------------------------------------------------------------------------------------------------
       Income taxes                                     $           -        $          -          $         -
-------------------------------------------------------------------------------------------------------------------


       Significant components of the Company's future tax assets are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------

       Research and development expenses deferred
         for income tax purposes                                             $      4,387          $     3,067
       Net operating losses carried forward                                        11,427                1,909
       Share issue costs                                                            5,383                    -
       Capital assets                                                               1,326                    -
-------------------------------------------------------------------------------------------------------------------

       Future tax asset                                                            22,523                4,976

       Less:
           Future tax liability related to capital assets                               -                  420
           Future tax liability related to acquired technology                      3,781                    -
           Valuation allowance                                                     18,742                4,556

-------------------------------------------------------------------------------------------------------------------
                                                                             $          -          $         -
-------------------------------------------------------------------------------------------------------------------

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


9.     INCOME TAXES (CONTINUED):


       In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. In order to fully realize the future tax assets, the Company will need to generate future taxable income of approximately $71 million prior to the expiration of the net operating losses carried forward in the years 2003 to 2019. Due to the uncertainties related to the industry in which the Company operates, the tax benefit of the above carried forward amounts have been completely offset by a valuation allowance.


10.    LEASE COMMITMENTS:


       Future minimum lease payments under non-cancellable operating leases for premises and equipment at December 31, 2000 are as follows:

-------------------------------------------------------------------------------
       2001                                                          $     4,558
       2002                                                                3,885
       2003                                                                3,479
       2004                                                                3,100
       2005 and thereafter                                                 1,544

--------------------------------------------------------------------------------
                                                                     $    16,566
--------------------------------------------------------------------------------


       Rent expense for the year ended December 31, 2000 was $3,733,000 (1999 - $590,000; 1998 - $107,000). The Company is also responsible for certain common area costs at its various leased premises.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


11.    SEGMENTED INFORMATION:


       The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform that enables financial institutions and other customers to deliver financial information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenues and assets is set forth below:

-------------------------------------------------------------------------------------------------------------------
                                                                       2000              1999             1998
-------------------------------------------------------------------------------------------------------------------

       Net revenue by geographic locations:
           Other North America                                  $    16,871        $    1,135       $        -
           Canada                                                     4,038                87              491
           International                                                337                 -                -

-------------------------------------------------------------------------------------------------------------------
                                                                $    21,246        $    1,222       $      491
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                            2000                              1999
-------------------------------------------------------------------------------------------------------------------
                                                                 Intangible                         Intangible
                                                     Fixed        and other             Fixed        and other
                                                    assets           assets            assets           assets
-------------------------------------------------------------------------------------------------------------------

       United States                           $     1,383      $    87,913        $       41       $    1,100
       Canada                                        9,537            2,650             2,325                -
       International                                   376                -                 -                -

-------------------------------------------------------------------------------------------------------------------
                                               $    11,296      $    90,563        $    2,366       $    1,100
-------------------------------------------------------------------------------------------------------------------


       For the year ended December 31, 2000, four customers accounted for 43%, 18%, 15% and 14% of revenue, respectively. For the year ended December 31, 1999, three customers accounted for 100% of revenue. For the year ended December 31, 1998, one customer accounted for 100% of revenue.


       At December 31, 2000, three customers accounted for 41%, 25% and 16% of the accounts receivable balance. At December 31, 1999, three customers accounted for 100% of the accounts receivable balance.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


12.    RELATED PARTY TRANSACTIONS:


       (a) On April 30, 1998, the Company entered into a share subscription agreement and a technology license agreement with Bank of Montreal ("BMO"). Pursuant to the share subscription agreement, on April 30, 1998, BMO subscribed for 1,000,000 of the Company's common shares for Cdn. $1,000,000 and received an option to subscribe for 2,428,570 additional common shares for Cdn. $1,000,000, exercisable in the event that BMO extended its technology license agreement for a second year and paid the second year's technology licensing fee. In October 1998, upon exercising its right to extend the technology license agreement, BMO exercised the option and subscribed for 2,428,570 shares for Cdn. $1,000,000. On the date of exercise, the fair value of the 2,428,570 common shares was determined to be Cdn. $6,071,425, resulting in a stock-based compensation charge related to software development revenue of Cdn. $5,071,425 (U.S. $3,286,943). The stock-based compensation is being attributed to the software development revenue over the term of the technology license agreement in proportion to the revenue recognized in the first and second years under the agreement. The excess of the stock-based compensation over the accumulated allocation to software development revenue has been netted against the related deferred revenue, with the balance being recorded as deferred stock-based compensation in shareholders' equity. As of December 31, 2000, the deferred stock-based compensation has been fully expensed. As at December 31, 2000 and 1999, BMO owned approximately 8.8% and 11.7%, respectively, of the Company's outstanding common shares.


           The BMO technology license agreement had an initial term of 10 months commencing on April 30, 1998. BMO has extended the term of the technology license for two additional years such that the current renewal period ends on March 1, 2001. BMO has notified the Company that it intends to renew the agreement for an additional year. The technology license agreement provides for fixed annual license fees of Cdn. $3,000,000 in exchange for a worldwide perpetual license for all technology existing at the commencement of the license period and all technology developed during each term of the agreement. The annual license fees in the first two technology licensing terms of the agreement were subject to refund to the extent that the Company failed to meet certain spending commitments. As at December 31, 1999, all spending commitments had been satisfied. Initially BMO had a right to be the exclusive Canadian financial institution to which the Company would license its technology. In November 1998, BMO agreed to waive this right in exchange for the right to a payment, if any, equal to a percentage of licence fees paid by other Canadian financial institutions to license the Company's technology up to a maximum payment of Cdn. $700,000. To December 31, 2000, no amounts have been subject to payment under this provision. The Company has recognized the annual license fees of the technology license on a straight-line basis over the term of the license.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


12.    RELATED PARTY TRANSACTIONS (CONTINUED):


           On December 29, 2000, the Company entered into an agreement with BMO that amended certain terms of the April 30, 1998 technology license agreement. The amended grants BMO the right to act as a service bureau, including sublicensing and hosting, in relation to the Company's financial service platform, comprising the banking and brokerage modules as well as the LiveClips aggregation and Spyonit alerts products. BMO is restricted to providing these services to financial institutions carrying on business anywhere in North America and having a total asset value of less than $20 billion. In return, BMO has agreed to pay a monthly royalty fee based on the number of end users. The Company has recognized royalty revenue in the amount of $1,300,000 related to a non-refundable royalty prepayment. In addition, BMO shall pay the Company for maintenance fees based on a fixed percentage of royalties related to activated end users.


       (b) On June 1, 1999, the Company entered into a subscription agreement with Bank of America, NA ("BA") and a technology licensing agreement with an affiliate of BA. Pursuant to the subscription agreement, BA subscribed for 541,790 common shares of the Company for $2,000,000. The subscription agreement also stipulated that BA would unconditionally subscribe for an additional 541,790 common shares on February 1, 2000 for $2,000,000. BA subscribed for the 541,790 additional common shares in October 1999 as a result of the Company attracting additional equity investors at that time. On August 2, 1999, an Option and Subscription Amending Agreement was entered into which granted BA the option to acquire a further 2,116,420 common shares for an aggregate subscription price of $8,243,456. BA exercised this option in October 1999.


           The technology license agreement provides for a fixed license fee to be paid to the Company over a 20-month period commencing on June 1, 1999, in exchange for the delivery of specific products over the term of the agreement and for a license of all technology developed during the license period. The license fee has been recognized over the term of the contract commencing upon the delivery of the first product. As at December 31, 2000, the Company has delivered all the software products specified in the agreement. BA has an option to extend this agreement for consecutive one-year terms at the end of the 20-month term. The Company has also contracted with BA to provide consulting fees at commercial rates. As at December 31, 2000 and 1999, BA owned approximately 8.2% and 10.9%, respectively, of the Company's outstanding common shares.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


12.    RELATED PARTY TRANSACTIONS (CONTINUED):


       (c) On December 29, 1999, the Company entered into a master technology license agreement with Citicorp Strategic Technology Corporation ("Citibank"). The initial term of the master agreement is five years. The agreement enables Citigroup and its affiliates to license the technology by entering into separate agreements which will incorporate the terms of the master agreement. During 2000, the Company has entered into an agreement under the master technology license agreement with a Citigroup affiliate in Asia. As at December 31, 2000 and December 31, 1999, Citibank owned approximately 7.7% and 21.8%, respectively, of the Company's outstanding common shares.


           Under the terms of the master agreement, Citibank is required to pay to the Company a specified minimum amount during each year that the master agreement is in effect, whether or not Citigroup or any Citigroup affiliates actually enter into agreements under the master agreement to license the technology. The required payments may increase each year of the agreement, up to specified maximum levels, based on specified targets relating to the number of worldwide Citigroup customers that use services based upon the Company's financial services platform, the number of Citigroup affiliates that license the technology and the amount of revenue generated under this agreement. The specified minimum amount received in respect of the first year of the contract has been recognized as revenue in the year ended December 31, 2000 and is being recognized rateably over the first year of the contract.


           The Company agreed to purchase from Citicorp Strategic Technology Corporation a range of consulting services that are described in the master agreement. These services will include consulting services relating to the promotion of the technology for adoption by Citigroup's affiliates. The Company will pay for these services a fee that will be calculated based upon the number of Citigroup affiliates that enter into agreements to license the technology during the first year of the master agreement, which ended at the end of December 31, 2000. In the year ended December 31, 2000, the Company paid approximately $400,000 for these services.


           These technology license agreements are extendible annually at the option of the licensees. In addition, the Company has agreed to provide related support and maintenance services to the licensees at commercial rates.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


12.    RELATED PARTY TRANSACTIONS (CONTINUED):


           The following table sets out the balances and transactions with the licensees relating to these agreements:

-------------------------------------------------------------------------------------------------------------------
                                                                    2000                 1999             1998
-------------------------------------------------------------------------------------------------------------------

           Related party balances:
                Accounts receivable, net of allowance
                  for doubtful accounts                      $     2,904           $    2,051          $    34
                Deferred revenue, net of deferred
                  stock-based compensation of nil
                  (1999 - $248)                                    1,400                4,125                -

-------------------------------------------------------------------------------------------------------------------

           Related party transactions:
                Net revenue:
                    Product                                  $    11,115           $       53          $   283
                    Services                                       4,733                  963              208

-------------------------------------------------------------------------------------------------------------------


       (d) In August 1999, the Company entered into a two-year consulting agreement with a director of the Company providing for a monthly consulting fee of $34,000, together with options, granted under the option plan, to purchase 48,000 common shares of the Company at an exercise price of $3.75 per share. This consulting agreement was cancelled, with the last payment being made in August 2000.


13. EARNINGS (LOSS) PER SHARE:


       Due to the net loss for all periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per share. Common shares issuable on the exercise of common shares that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive for the year ended December 31, 2000 and 1999, amounted to 2,999,473 and 2,117,951, respectively.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


14. CANADIAN AND U.S. ACCOUNTING POLICY DIFFERENCES:


       The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") as applied in Canada, which conform in all material respects with generally accepted accounting principles in the United States, except as noted below.


       Comprehensive income:


       In June 1997, the Financial Accounting Standards Board issued
       SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions.


       As described in note 6(b), the Company has an investment in a publicly traded entity which the Company has classified as an available-for-sale security. Under U.S. GAAP, the Company would record the investment at fair value and record the unrealized gain as a separate component of stockholders' equity. This would result in investments and stockholders' equity on the balance sheet being increased by $3.5 million and a separate caption in stockholders' equity entitled "accumulated other comprehensive income" with a balance of $3.5 million. Comprehensive loss for the year ended December 31, 2000 would be $59.8 million. For all other periods presented, comprehensive loss would be the same as the loss for the period presented.


       Supplemental disclosures required under U.S. GAAP include the following:


       (a) Recent Accounting Pronouncements:


           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
           (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. To date, the Company has not entered into derivative instruments. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


14.    CANADIAN AND U.S. ACCOUNTING POLICY DIFFERENCES (CONTINUED):


       (b) SFAS 123 Pro Forma Information:


           The Company has elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the disclosure of compensation costs related to employee stock options valued at fair value. For companies electing not to adopt the fair value measurement for stock-based compensation, the pronouncement requires the disclosure of pro forma net income and net income (loss) per share information as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the required pro forma disclosure of the impact on the statement of operations is presented in the table below:

-------------------------------------------------------------------------------------------------------------------
                                                                 2000                1999                 1998
-------------------------------------------------------------------------------------------------------------------

           Loss for the year - U.S. GAAP                $     (63,264)       $    (13,831)         $    (2,699)
           Compensation expense related
              to the fair value of stock options              (17,064)               (362)                 (23)

-------------------------------------------------------------------------------------------------------------------
           Pro forma loss for the year                  $     (80,328)       $    (14,193)         $    (2,722)
-------------------------------------------------------------------------------------------------------------------

           Pro forma loss for the year per share        $      (2.17)        $      (0.84)         $     (0.47)
-------------------------------------------------------------------------------------------------------------------


           The fair value of each option granted prior to the Company becoming a publicly traded company has been estimated at the date of grant using the minimum value method and by applying the following assumptions: weighted average risk-free interest rate of 4.9% for the year ended December 31, 2000 (1999 - 4.9%; 1998 - 5.1%), dividend yield of 0%
           and an expected life of the options of five years.


           The fair value of each option granted between the date the Company became a publicly traded company and December 31, 2000 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of zero, expected volatility of 145%, risk-free rate of return of 6.41% and an expected life of the option of five years.


           The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the year they occur. The weighted average grant date fair value of options issued in the year ended December 31, 2000 was $78.28 (1999 - $3.26; 1998 - $0.13).

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


14.    CANADIAN AND U.S. ACCOUNTING POLICY DIFFERENCES (CONTINUED):


       (c) Other disclosures:


           U.S. GAAP requires the disclosure of accrued liabilities that exceed 5% of current liabilities.


           Included in accrued liabilities at December 31, 2000, are accrued compensation expenses of $3.3 million, accrued acquisition costs of $9.0 million and consulting fees of $2.1 million. At December 31, 1999, there were no individual amounts that accounted for more than 5% of current liabilities.


15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


       The following presents the supplemental disclosure of cash flow information for the year ended December 31, 2000. Non-cash activities in the other periods presented in these financial statements are not significant.

-------------------------------------------------------------------------------------------------------------------

       Supplemental disclosure of non-cash financing and investing activities:
           Liabilities assumed in business acquisitions                                            $       772
           Fair value of assets assumed on business
              acquisitions less cash acquired                                                           11,666

-------------------------------------------------------------------------------------------------------------------

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


16.    SUBSEQUENT EVENTS:


       On November 29, 2000, the Company entered into an agreement to acquire all of the issued and outstanding shares of Tantau Software, Inc. in exchange for the issuance of common shares of the Company. The acquisition closed on January 16, 2001. Under the terms of the agreement, the Company acquired all of the outstanding common shares and common share purchase options in exchange for the issuance of 17,091,679 common shares and 2,039,245 replacement common share purchase options.


       Of the 17,091,679 common shares issued, 14,248,346 common shares are fully vested shares with the balance of 2,843,333 subject to future vesting. The value of the fully vested shares has been recorded as a component of the purchase consideration. The value of the unvested shares has been allocated between purchase consideration and deferred stock-based compensation. The Company has determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the unvested shares pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the unvested shares as at the purchase date less the amount recorded as deferred stock-based compensation related to these unvested shares.


       The value of the 2,039,245 replacement options issued on acquisition has been allocated between purchase consideration and deferred stock-based compensation. The Company has determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the stock option pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the stock option as at the purchase date less the amount recorded as deferred stock-based compensation related to the stock options.


       The purchase price has been determined to be approximately $407,734,000 including acquisition costs of approximately $9,385,000. The deferred stock-based compensation related to the unvested shares and replacement stock options has been determined to be approximately $53 million.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


16.    SUBSEQUENT EVENTS (CONTINUED):


       The acquisition will be accounted for by the purchase method with the fair value of the consideration paid being allocated to the fair value of the identifiable assets and liabilities assumed on the closing date. A preliminary acquisition equation based on the estimated fair values of the identifiable assets and liabilities as at December 31, 2000 has been set out below. There are no significant accounting differences between Canadian and U.S. GAAP in the accounting for the acquisition. The Company has not yet finalized its assessment of the allocation between intangible assets and goodwill.

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Fair value
-------------------------------------------------------------------------------------------------------------------

       Net assets acquired:
           Cash and cash equivalents                                                              $     33,270
           Accounts receivable                                                                           5,498
           Prepaid expenses and other receivables                                                          398
           Investment in Accrue Software Inc.                                                              830
           Capital assets                                                                                1,835
           Intangible and other assets                                                                     205
           Accounts payable                                                                             (1,700)
           Accrued liabilities                                                                          (2,878)
           Deferred revenue                                                                               (665)
           Notes payable                                                                                (5,000)
-------------------------------------------------------------------------------------------------------------------
                                                                                                        31,793

       Allocation of the net purchase price:
           Goodwill and other intangibles                                                              322,661
           Deferred stock-based compensation                                                            53,280
-------------------------------------------------------------------------------------------------------------------
                                                                                                       375,941

-------------------------------------------------------------------------------------------------------------------
                                                                                                  $    407,734
-------------------------------------------------------------------------------------------------------------------

       Consideration paid:
           Share and stock option consideration                                                   $    398,349
           Costs of acquisition                                                                          9,385
-------------------------------------------------------------------------------------------------------------------
                                                                                                  $    407,734
-------------------------------------------------------------------------------------------------------------------

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


16.    SUBSEQUENT EVENTS (CONTINUED):


       The table below reflects unaudited pro forma consolidated results of the Company and Tantau as if the acquisition had taken place on January 1, 2000. The pro form results assume that the allocation of the excess purchase price over the net asets of Tantau before the identification of identifiable intangible assets has been allocated to goodwill and is being amortized on a straight line basis over five years.

--------------------------------------------------------------------------------
                                                                     Year ended
                                                                   December 31,
                                                                           2000
--------------------------------------------------------------------------------
                                                                     (Unaudited)
       Revenue                                                    $      31,477
       Pro forma loss for the period                                   (223,390)
       Pro forma loss for the period per common share                     (4.43)

--------------------------------------------------------------------------------

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Toronto, Ontario on March 29, 2001.

                                 724 SOLUTIONS INC.


                                 By:/s/ Gregory Wolfond
                                    ---------------------
                                    Gregory Wolfond
                                    Chairman of the Board

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                   TITLES                             DATE
            ---------                                   ------                             ----

        /s/ Gregory Wolfond          Chairman (principal executive officer)             March 29, 2001
        -----------------
        Gregory Wolfond


       /s/ John Sims                 Chief Executive Officer (principal                 March 29, 2001
       ------------------            executive officer)
         John Sims

       /s/ Karen Basian              Chief Financial Officer (principal                 March 29, 2001
       ------------------            financial and accounting officer)
         Karen Basian

      /s/ Lloyd F. Darlington                      Director                             March 29, 2001
       ------------------
         Lloyd F. Darlington


      /s/ James D. Dixon                           Director                             March 29, 2001
       ------------------
        James D. Dixon


      /s/ Antti Vasara                             Director                              March 29, 2001
       ------------------
          Antti Vasara


     /s/ Heather Reisman                           Director                               March 29, 2001
       ------------------
       Heather Reisman


     /s/ Barry J. Reiter                           Director                               March 29, 2001
       ------------------
        Barry J. Reiter


     /s/ Holger Kluge                              Director                               March 29, 2001
       -----------------
         Holger Kluge


    /s/ J. Robert S. Prichard                       Director                              March 29, 2001
       -----------------
     J. Robert S. Prichard


    /s/ Frederick T. White                          Director                              March 29, 2001
        -----------------
       Frederick T. White


    /s/ Joseph Aragona                              Director                              March 29, 2001
        -----------------
         Joseph Aragona


     /s/ Charles Goldman                            Director                              March 29, 2001
        ----------------
        Charles Goldman


                            AUTHORIZED REPRESENTATIVE

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Toronto, Ontario on March 29, 2001.

                                          724 SOLUTIONS CORP


                                          By: /s/ Karen Basian
                                             ---------------------------
                                               Karen Basian
                                               Chief Financial Officer