Form 10-Q
period 2001-03-31
724 SOLUTIONS INC
filed 2001-05-15
CIK 1097641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

   /X/     Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the Quarterly Period
           Ended March 31, 2001

                                  or

   / /     Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                        Commission File Number: 1-15641

                             ---------------------

                               724 SOLUTIONS INC.

             (Exact Name of Registrant as Specified in its Charter)

                   ONTARIO                                     INAPPLICABLE
       (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

        4101 YONGE STREET, SUITE 702                             M2P 1N6
              TORONTO, ONTARIO                                  (Zip Code)
   (Address of Principal Executive Office)

                                 (416) 226-2900
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                    Report.)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  COMMON SHARES, NO PAR VALUE -- 57,741,180 SHARES OUTSTANDING AS OF MARCH 31,
                                     2001.
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               724 SOLUTIONS INC.
                               TABLE OF CONTENTS

Part I.    Financial Information
           Item 1.   Financial Statements
                     a)   Condensed Consolidated Balance Sheets.......................    2
                     b)   Condensed Consolidated Statement of Operations..............    3
                     c)   Consolidated Statement of Cash Flows........................    4
                     d)   Consolidated Statements of Shareholders' Equity.............    5
                     e)   Notes to Condensed Consolidated Financial Statements........    6

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations............................................   11

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......   18

Part II.   Other Information

           Item 1.   Legal Proceedings................................................   19

           Item 2.   Changes in Securities............................................   19

           Item 3.   Defaults Upon Senior Securities..................................   19

           Item 4.   Submission of Matters to a Vote of Security Holders..............   19

           Item 5.   Other Information................................................   19

           Item 6.   Exhibits and Report on Form 8-K..................................   20

Signatures............................................................................   21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(A) CONDENSED CONSOLIDATED BALANCE SHEETS

    (IN THOUSANDS OF U.S. DOLLARS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   -------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents (NOTE 3)........................   $ 88,857       $ 73,898
  Short-term investments (NOTE 3)...........................     79,403         92,726
  Accounts receivable--trade net of allowance of nil
    (December 31, 2000--$52)................................      8,124          4,376
  Prepaid expenses and other receivables....................      3,232          2,260
                                                               --------       --------
                                                                179,616        173,260
Fixed assets................................................     14,759         11,297
Investments (NOTE 4)........................................     15,830         12,196
Intangible and other assets (NOTE 6)........................    396,391         90,563
                                                               --------       --------
                                                               $606,596       $287,316
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable........................................   $  2,524       $  2,203
    Accrued liabilities.....................................     21,997         18,198
    Notes payable...........................................      5,009             --
    Deferred revenue........................................      4,401          1,887
    Deferred consideration..................................        998          1,190
                                                               --------       --------
                                                                 34,929         23,478
Leasehold inducements.......................................        346            375
Deferred consideration, net of current portion..............      1,034          1,200
Shareholders' equity:
  Share capital (NOTE 9):
    Authorized:
      Unlimited common shares
      Unlimited preferred shares
    Issued and outstanding:
      57,741,180 common shares
      (December 31, 2000--39,112,975).......................    767,466        357,158
  Deferred stock-based compensation (NOTE 5)................    (58,745)       (14,946)
  Accumulated deficit.......................................   (138,346)       (79,949)
  Cumulative translation adjustment.........................        (88)            --
                                                               --------       --------
                                                                570,287        262,263
                                                               --------       --------
Total liabilities and shareholders' equity..................   $606,596       $287,316
                                                               ========       ========

(B) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

    (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2001         2000
                                                              ----------   ----------
REVENUE:
  Product...................................................   $  9,127      $ 2,762
    Less: stock-based compensation related to product.......         --         (248)
  Services..................................................      4,722          597
                                                               --------      -------
Net revenue.................................................   $ 13,849      $ 3,111

OPERATING EXPENSES:
  Cost of revenue...........................................      5,090        1,953
  Research and development..................................     11,189        4,163
  Sales and marketing.......................................      9,029        3,031
  General and administrative................................      6,586        1,896
  Depreciation..............................................      1,742          317
  Amortization of intangibles...............................     23,870           --

  Stock-based compensation:
    Cost of revenue.........................................        207          189
    Research and development................................      6,113          487
    Sales and marketing.....................................      2,529           85
    General and administrative..............................      1,839           82
                                                               --------      -------
  Total operating expenses..................................   $ 68,194      $12,203
                                                               --------      -------
Loss from operations........................................    (54,345)      (9,092)
Interest income.............................................      2,476        2,237
Equity in loss of affiliate.................................       (278)         (66)
                                                               --------      -------
Loss before write-down of long-term investments.............    (52,147)      (6,921)
Write-down of long-term investments (NOTE 4)................     (6,250)          --
                                                               --------      -------
  Net loss for the period...................................   $(58,397)     $(6,921)
                                                               --------      -------
Other comprehensive income:
Unrealized holding gain or (loss) on investments available
  for sale..................................................     (3,500)          --
    Cumulative translation adjustment.......................        (88)          --
                                                               --------      -------
                                                               $(61,985)     $(6,921)
                                                               ========      =======
Basic and diluted net loss per share........................   $  (1.09)     $ (0.20)
Weighted-average number of shares used in computing basic
  and diluted loss per share (in thousands) (NOTE 9)........     53,581       34,037
                                                               ========      =======

(C) CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

    (IN THOUSANDS OF U.S. DOLLARS, EXCEPT NUMBER OF SHARES)

                                                                    THREE MONTHS ENDED
                                                                  -----------------------
                                                                  MARCH 31,    MARCH 31,
                                                                     2001         2000
                                                                  ----------   ----------
    Cash flows from (used in) operating activities:
      Loss for the year.........................................  $  (58,397)   $ (6,921)
      Depreciation and amortization.............................      25,612         317
      Stock-based compensation..................................      10,688       1,091
      Other non-cash expenses...................................        (362)         --
      Write-down of long-term investments.......................       6,250          --
    Equity in loss of affiliate.................................         278          66
    Foreign exchange gain.......................................         (18)         --
      Change in operating assets and liabilities:
          Accounts receivable...................................       1,465       2,104
          Prepaid expenses and other receivables................          10        (898)
          Accrued interest on short term investments............       1,503          --
          Accounts payable......................................        (426)       (344)
          Accrued liabilities...................................      (3,240)      2,630
          Deferred revenue......................................         371         776
                                                                  ----------    --------
      Net cash flows used in operating activities...............     (16,266)     (1,179)

    Cash flows from financing activities:                                             --
      Issuance of common shares for cash........................         618     165,708
                                                                  ----------    --------
      Net cash flows from financing activities..................         618     165,708

    Cash flows from (used in) investing activities:
      Purchase of fixed assets..................................      (3,178)     (1,204)
      Sale of short-term investments............................      11,820          --
      Purchase of intangible and other assets...................        (592)     (1,688)
      Long term investments.....................................      (7,621)       (750)
      Acquisition of Yrless Internet Corporation................          --      (1,272)
      Cash assumed on acquisition of TANTAU Software Inc........      30,248          --
                                                                  ----------    --------
      Net cash flows from (used in) investing activities........      30,677      (4,914)

    Foreign exchange loss on cash held in a foreign currency....         (70)         --
                                                                  ----------    --------
    Net increase in cash and cash equivalents...................      14,959     159,615
    Cash and cash equivalents, beginning of period..............      73,898      65,287
    Cash and cash equivalents, end of period....................  $   88,857    $224,902
                                                                  ----------    --------
    Supplemental disclosures of non-cash investing and
      financing activities:
      Net assets acquired from acquisitions.....................  $   24,025    $    (95)
                                                                  ----------    --------
      Common shares issued upon acquisitions....................  17,119,869          --
                                                                  ==========    ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

(D) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

    (IN THOUSANDS OF U.S. DOLLARS, EXCEPT NUMBER OF SHARES)

    THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                          DEFERRED
                                                        STOCK-BASED
                                  COMMON SHARES         COMPENSATION                   CUMULATIVE        TOTAL
                              ---------------------   RELATED TO STOCK   ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                NUMBER      AMOUNT        OPTIONS          DEFICIT     ADJUSTMENT       EQUITY
                              ----------   --------   ----------------   -----------   -----------   -------------
    Balances, December 31,
      1999.................   29,402,426   $ 84,762       $ (5,909)       $ (16,685)      $ --         $ 62,168
    Loss for the period....           --         --             --           (6,921)        --           (6,921)
    Deferred stock-based
      compensation.........           --      3,621         (3,621)              --         --               --
    Amortization of
      deferred stock-based
      compensation.........           --         --            843               --         --              843
    Issuance on exercise of
      options..............      248,832        314             --               --         --              314
    Issuance of common
      shares...............    6,900,000    164,294             --               --         --          164,294
                              ----------   --------       --------        ---------       ----         --------
    Balances, March 31,
      2000.................   36,551,258   $252,991       $ (8,687)       $ (23,606)      $ --         $220,698
                              ==========   ========       ========        =========       ====         ========

    Balances, December 31,
      2000.................   39,112,975   $357,158       $(14,946)       $ (79,949)      $ --         $262,263
    Loss for the period....           --         --             --          (58,397)        --          (58,397)
    Cumulative translation
      adjustment...........           --         --             --               --        (88)             (88)
    Deferred stock-based
      compensation.........           --     53,280        (53,280)              --         --               --
    Amortization of
      deferred stock-based
      compensation.........           --         --          9,481               --         --            9,481
    Issuance on exercise of
      options..............      364,187        618             --               --         --              618
    Issuance of common
      shares...............   18,264,018    356,410             --               --         --          356,410
                              ----------   --------       --------        ---------       ----         --------
    Balances, March 31,
      2001.................   57,741,180   $767,466       $(58,745)       $(138,346)      $(88)        $570,287
                              ==========   ========       ========        =========       ====         ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    (ALL TABULAR INFORMATION IS EXPRESSED IN THOUSANDS OF U.S. DOLLARS, EXCEPT
     PER SHARE AMOUNTS.)

1.  BASIS OF PRESENTATION:

    The accompanying condensed consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the Company). Intercompany transactions and balances are eliminated on consolidation.

    The condensed consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles (GAAP), which conform in all material respects, with U.S. generally accepted accounting principles. The interim financial statements follow the same accounting policies and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2000 that were filed with the Securities and Exchange Commission with our Form 10-K on March 29, 2001. Certain comparative figures have been reclassified to conform to the current year's presentation.

    The information furnished as at March 31, 2001 and for the three month periods ended March 31, 2001 and March 31, 2000 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.  ACQUISITIONS:

    On January 16, 2001, the Company acquired all of the issued and outstanding shares and common share purchase options of TANTAU Software, Inc. in exchange for the issuance of 17,119,869 common shares and 2,011,055 replacement common share purchase options.

    Of the 17,119,869 common shares issued, 14,276,536 common shares are fully vested shares with the balance of 2,843,333 subject to future vesting under the terms of the assumed TANTAU Stock Option Plan. The value of the fully vested shares has been recorded as a component of the purchase consideration. The value of the unvested shares has been allocated between purchase consideration and deferred stock-based compensation. The Company has determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the unvested shares pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the unvested shares as at the purchase date less the amount recorded as deferred stock-based compensation related to these unvested shares.

    The value of the 2,011,055 TANTAU employee stock options assumed on acquisition has been allocated between purchase consideration and deferred stock-based compensation. The Company has determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the assumed options pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the replacement options as at the purchase date less the amount recorded as deferred stock-based compensation related to the replacement options.

    The purchase price has been determined to be $407,734, including acquisition costs of $9,385. The deferred stock-based compensation related to the unvested shares and replacement stock options has been determined to be $53,280.

    The acquisition has been accounted for by the purchase method with the fair value of the consideration paid being allocated to the fair value of the identifiable assets and liabilities assumed on the closing date as set out below. There are no significant accounting differences between Canadian and U.S. GAAP in the accounting for the acquisition.

                                                              FAIR VALUE
                                                              ----------
Net tangible assets acquired:
  Cash and cash equivalents.................................   $ 30,248
  Accounts receivable.......................................      5,213
  Prepaid expenses and other receivables....................        721
  Investment in Accrue Software Inc.........................        581
  Capital assets............................................      1,884
  Other assets..............................................        303
  Accounts payable..........................................       (743)
  Accrued liabilities.......................................     (7,039)
  Deferred revenue..........................................     (2,143)
  Notes payable.............................................     (5,000)
                                                               --------
                                                                 24,025
                                                               ========
Allocation of the net purchase price:
  Goodwill..................................................    302,859
  Identifiable assets.......................................     27,570
  Deferred stock-based compensation.........................     53,280
                                                               --------
                                                                383,709
                                                               --------
                                                               $407,734
                                                               ========
Consideration paid:
  Share and stock option consideration......................   $398,349
  Costs of acquisition......................................      9,385
                                                               --------
                                                               $407,734
                                                               ========

    The table below reflects unaudited pro forma consolidated results of the Company and TANTAU as if the acquisition had taken place on January 1, 2000 and January 1, 2001 respectively.

                                                                     THREE MONTHS ENDED
                                                              ---------------------------------
                                                              MARCH 31, 2001    MARCH 31, 2000
                                                              ---------------   ---------------
                                                                (UNAUDITED)       (UNAUDITED)
Pro forma revenue for the period............................      $ 14,053          $  4,426
Pro forma loss for the period...............................       (68,658)          (37,396)
Pro forma loss for the period per common share..............         (1.21)            (0.73)
                                                                  --------          --------

3.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

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

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   -------------
Cash and cash equivalents:
  Cash......................................................    $ 3,705       $ 1,297
  Cash equivalents:
    Money market funds......................................      4,375            --
    Government T-Bills......................................     34,672        32,086
    Corporate bonds.........................................      2,299        33,374
    Corporate commercial paper..............................     43,806         7,141
                                                                -------       -------
                                                                $88,857       $73,898
                                                                =======       =======
Short-term investments:
  Held-to-maturity:
    Corporate commercial paper..............................    $61,822       $90,546
    Corporate bonds.........................................     17,581            --
    Government term deposits................................         --         2,180
                                                                -------       -------
                                                                $79,403       $92,726
                                                                =======       =======

4.  INVESTMENTS:

    (i) Investment in Webhelp Inc.

    On March 26, 2001, the Company entered into a series of transactions with Webhelp Inc. (Webhelp), a private company incorporated in Delaware.

    The Company acquired 4,087,193 series C convertible preferred shares of Webhelp Inc. for cash and share consideration of $7,621 and 196,836 common shares of the Company. This investment represents a shareholder interest of approximately 11% in Webhelp. The investment of $9,558 is being accounted for on a cost basis.

    On March 26, 2001, the Company purchased the right, title and interest in Webhelp's WAEF. This technology is designed to allow mobile applications to be executed with real-time interaction. As part of the arrangement, Webhelp retained a worldwide right to use the WAEF in its current businesses. The aggregate purchase price consisted of 820,150 common shares of the Company and additional consideration based on a fixed percentage of future sales of WAEF and products incorporating WAEF for a period of three years. The value ascribed to the shares issued on acquisition amounted to approximately $8,070 and has been recorded as acquired technology. The Company intends to expense, as a selling cost, any amounts paid under the conditional consideration obligations. Of the 820,150 common shares issued, 369,067 common shares are being held in escrow pending the completion by Webhelp of certain conditions to the agreement.

    On March 26, 2001, Webhelp purchased, from the Company, a perpetual license for a fixed number of users of the Company's platform for a non-refundable fee based on commercial rates that are comparable to rates charged to other customers.

    (ii) Write-down of long-term investments

    Due to adverse changes in operating market conditions, several of the Company's long-term investments in other companies have experienced significant other than temporary declines in their values. As a result, the Company has taken a one-time write-down of $6,250.

5.  DEFERRED STOCK-BASED COMPENSATION:

    Deferred stock-based compensation related to employee options represents amounts that the Company recorded as a result of granting stock options to its employees at less than the fair market value for financial reporting purposes of the Company's shares on the date of the grant. Deferred stock-based compensation relating to options issued to employees is recognized as an expense over the vesting period of the stock option. Deferred stock-based compensation related to options and unvested shares issued in connection with business acquisitions amounted to $53,280 for the three months ended March 31, 2001 and relates to the Company's acquisition of TANTAU (NOTE 2). This amount is recognized as an expense over a maximum period of two years, which is the maximum vesting period of the stock options and unvested shares.

6.  INTANGIBLE AND OTHER ASSETS:

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   -------------
Goodwill....................................................   $397,609      $ 87,387
Deferred acquisition costs..................................         --         9,385
Acquired technology and other assets........................     41,520        12,634
                                                               --------      --------
                                                                439,129       109,406
Less: accumulated amortization..............................    (42,738)      (18,843)
                                                               --------      --------
                                                               $396,391      $ 90,563
                                                               ========      ========

    Goodwill represents the excess of the purchase price over the fair value of net assets acquired, and is being amortized on a straight-line basis over a period of up to five years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances, which might impair the fair value of the related asset. Goodwill is written down to fair value when decreases in value are considered to be other than temporary, based upon expected cash flows of the acquired business.

7.  SEGMENTED INFORMATION:

    The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform that enables customers to deliver financial information and services to a range of Internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenues and assets is set forth below:

                                                              MARCH 31,    MARCH 31,
                                                                 2001         2000
                                                              ----------   ----------
Net revenue by geographic locations:
  North America.............................................    $ 9,750      $3,111
  Europe....................................................      2,185          --
  Asia-Pacific..............................................      1,914          --
                                                                -------      ------
                                                                $13,849      $3,111
                                                                =======      ======

                                                         MARCH 31, 2001              MARCH 31, 2000
                                                    -------------------------   -------------------------
                                                     FIXED     INTANGIBLE AND    FIXED     INTANGIBLE AND
                                                     ASSETS     OTHER ASSETS     ASSETS     OTHER ASSETS
                                                    --------   --------------   --------   --------------
North America.....................................  $13,719       $396,391       $3,229        $3,055
Europe............................................      955             --           12            --
Asia-Pacific......................................       85             --           12            --
                                                    -------       --------       ------        ------
                                                    $14,759       $396,391       $3,253        $3,055
                                                    =======       ========       ======        ======

    For the three months ended March 31, 2001, two customers accounted for 31% and 11% of revenue, respectively. For the three months ended March 31, 2000, four customers accounted for 30%, 24%, 22% and 20% of revenue, respectively.

8.  RELATED PARTY TRANSACTIONS:

    The Company transacts with certain shareholders or their affiliates: Bank of Montreal, Bank of America and Citicorp Strategic Technology Corporation. The following table sets out the balances and transactions with these shareholders, which have been recorded at the exchange amount:

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2001         2000
                                                              ----------   ----------
Related party balances:
  Accounts receivable, net of allowance for doubtful
    accounts of nil.........................................    $2,038       $  892
  Deferred revenue..........................................       456        7,056
                                                                ------       ------
Related party transactions:
  Net revenue:
    Product.................................................    $1,716       $2,514
    Service.................................................     1,332          472
                                                                ------       ------

9.  COMMON SHARES:

    In connection with the acquisition of TANTAU, the Company issued 2,843,333 unvested common shares to TANTAU shareholders who were also employees (Employee Shareholders). These shares vest over a maximum period of two years. If an Employee Shareholder ceases to be a Company employee, the Company may repurchase any unvested common shares from the Employee Shareholder at the original Employee Shareholder cost.

    At March 31, 2001 and December 31, 2000, there were options outstanding to acquire 8,344,806 and 3,973,522 common shares of the Company, respectively.

    Common shares issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic loss per share in the future were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive for the three months ended March 31, 2001 and March 31, 2000, amounted to 8,621,900 and 2,978,115 shares, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read together with our audited annual consolidated financial statements and the accompanying notes included in our annual report which was distributed on March 21, 2001 in connection with our shareholder's annual meeting, and the condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. All financial information is presented in U.S. dollars unless otherwise noted.

    Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Regarding Forward-Looking Statements".

OVERVIEW

    We are a leading global provider of Internet infrastructure software that enables the delivery of secure financial services applications and mobile transaction solutions across a wide range of Internet-enabled devices. We were incorporated in 1997, and introduced our initial financial services products in 1999. Since that time, we have also begun to offer Brokerage, Aggregation and Alerts applications, in a variety of languages and currencies around the world. Our suite of products and services enable companies to capitalize on the mobile Internet by building, deploying, and integrating personalized and secure mobile commerce and lifestyle applications. With critical security features built in, our Wireless Internet Platform and applications can be quickly implemented and integrated with existing systems and scaled or expanded to accommodate future growth. We also enable our customers to more rapidly introduce services with end-to-end customer support through our global hosting and contact center services.

    Using our platform and suite of applications, our customers can offer new, easy to use, highly personalized, value-added services, which leverage the flexibility and convenience of the mobile Internet, while building stronger relationships with their customers. Our customers currently include leading financial institutions such as Citigroup, Bank of America, Wells Fargo, Hanvit Bank and Bank of Montreal. With dual headquarters in Toronto, Canada and Austin, Texas, we have development and sales offices around the world, including Australia, Barbados, Finland, France, Germany, Hong Kong, Japan, the Netherlands, Switzerland, the United Kingdom, and the United States.

TANTAU ACQUISITION

    In January 2001, we completed our acquisition of Austin-based TANTAU Software, Inc. (TANTAU). TANTAU develops and designs software and related services that enable enterprises to conduct high-volume, secure m-commerce transactions. We believe that TANTAU's infrastructure will complement our 724 Solutions applications. By integrating TANTAU's platform with our 724 Solutions applications, we believe that we will be able to offer enhanced services to our existing and future customers that require a strong enterprise-wide solution. As consideration for the acquisition, we issued an aggregate of 17,119,869 of our common shares and assumed options originally issued by TANTAU, which as of the closing date, became exercisable to purchase an additional 2,011,055 of our common shares. The calculated acquisition price is estimated to be approximately $407.7 million, including acquisition costs of $9.4 million and approximately $53.3 million in deferred stock-based compensation relating to the assumption of TANTAU's stock option plan. The acquisition is accounted for by the purchase method. For additional information regarding our accounting for this acquisition, please see NOTE 2 to our condensed consolidated financial statements.

SOURCES OF REVENUE

    Our primary sources of revenue are revenues generated from our direct sales and sales through resellers and other channels of our Banking, Brokerage, Alerts and Aggregation applications (applications) and Wireless Internet Platform (platform) products. These revenues are generated through license agreements, reseller agreements, implementation service fees, maintenance fees, and hosting fees. In the future, we expect that our service revenue will also include amounts derived from revenue-sharing arrangements and commissions on m-commerce transactions.

APPLICATIONS: FIXED FEE LICENSES

    Our two initial license agreements were with Bank of Montreal and Bank of America, and used a fixed fee license model. Under this model, the customer pays us a fixed annual license fee in whole or part upon execution of the license agreement, and/or periodically thereafter during the term of the agreement. The use of this model helped provide the initial cash flow that was necessary to fund our development and start-up costs. Our initial fixed fee license contracts contained provisions that required us to deliver to our customers additional technology that we developed and made generally available to our customers during the term of the agreement. As such, these fees have been recognized using the subscription accounting method commencing with the delivery of the first product in the contract.

APPLICATIONS: VARIABLE LICENSE FEES

    After raising additional capital in August 1999 through the issuance of common shares, we had the financial resources to begin to forego the fixed fee license model in favour of a variable fee license model. Our agreements with several of our customers, including Citigroup, Wells Fargo, Wachovia and Claritybank.com, utilize this model. The variable fee license model is based on a per user fee and specified minimum payments. We expect that the transition of our revenue model from fixed fee to variable fee will have two significant consequences: first, we will no longer receive the primary portion of our license fees as initial payments under our customer agreements; and second, we expect that our revenue stream will vary with the number of our customers' end-users. We expect that these variable fees will be subject to a minimum quarterly payment, and expect to provide incentive discounts and/or maximum quarterly payments to our customers based on the number of their customers using our applications. To date, we have not received revenues from the user fees in excess of any minimum payments. However, over time, we expect these fees to become a significant portion of our revenue once our customers roll out services based upon our solutions to a substantial number of consumers.

    We expect that in our future contracts that use the variable fee license model, the customer will pay us a license fee consisting of an up front payment upon execution of the contract and an ongoing variable fee based on the number of users. The monthly user fees may be subject to minimum quarterly payments. We will allocate revenue to the software based on vendor-specific objective evidence of fair value. The portion of revenue that will be allocated to the software will be recognized as revenue when delivery and acceptance have occurred, and when the collection of any related receivable is deemed probable. As a result, we anticipate that the initial payments under these contracts will tend to be recognized as revenue either in the quarter in which the contract is executed or shortly thereafter. Revenue from the minimum payments will be recognized on a monthly basis. Revenue associated with user fees in excess of any minimum payments will be recognized on a monthly basis when the amount is determined.

PLATFORM LICENSING FEES

    We sell our platform license using a per seat model, in which the licensee pays a one-time license fee for a fixed number of copies in exchange for a license with a perpetual term. The standard perpetual license agreement includes post-contract customer support for a specified period of time. Thereafter, post-contract customer support can be renewed annually for an additional fee. We use the post-contract customer support renewal rate as evidence of the fair value of this service. Since post-contract customer support is the only undelivered element in these arrangements, revenue is recognized using the residual method. The fair value of post-contract customer support is recognized over the term of the support obligation, and the remaining portion of the one-time license fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and we have no remaining obligations other than the delivery of the support.

RESELLER AGREEMENTS

    We have entered into, and expect to continue to enter into, a number of reseller agreements. While each agreement can be different, the reseller generally pays either a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with a non-refundable license fee upon the execution of the contract when delivery and acceptance have occurred, no significant performance requirements are remaining, and when the collection of the related receivable is deemed probable. Royalty fees based upon the number of users are recognized monthly.

IMPLEMENTATION AND CUSTOMER SERVICE FEES

    Revenue from implementation and customer services includes fees for implementation of our product offerings, consulting, and training services. We currently rely, and expect to continue to rely, upon a combination of our own resources and third-party consulting organizations to deliver these services to our customers. Customers are charged a fee based on time and expenses. Revenue from implementation and customer service fees is recognized as the services are performed.

MAINTENANCE FEES

    We receive revenue from maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer's license fee. If associated with the fixed fee license model, the maintenance revenues received will be recorded as deferred revenue and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any maintenance payments will be recognized on a monthly basis as earned.

HOSTING FEES

    Since fiscal 2000, some of our existing customers have required us, and we expect that some of our potential customers will require us, to host and manage the server infrastructure and software platform as part of the implementation of our products. We typically charge a customer a one-time set-up fee plus a monthly flat fee or a monthly fee based on the number of users. The set-up fees are recognized ratably over the term of the hosting arrangement, and the monthly fees are recognized on a monthly basis.

RESULTS OF OPERATIONS

    Three months ended March 31, 2001 compared to three months ended March 31, 2000.

REVENUE

PRODUCT REVENUE

    In the first quarter of 2001, product revenue before the offset of stock-based compensation increased to $9.1 million from $2.8 million in the same period in 2000. Product revenue increased because of our acquisition of TANTAU in January 2001 and due to the increased number of customers licensing our products. In the first quarter of 2000, our product offerings were limited to our Banking and Brokerage products. Since that time, our product offerings have expanded to include our Alerts, Aggregation and Platform products. We have also increased the number of our customers outside of North America. We expect that our product revenue will increase as we sell more products to new customers and as customers who have licensed our primary Banking and Brokerage applications based upon our variable fee model begin to deliver services to end-users. In particular, we anticipate that sales of our platform product will represent an increased portion of our sales during the next several quarters.

SERVICE REVENUE

    Service revenue increased to $4.7 million in the first quarter of 2001 from $597,000 in the same period last year. As we have grown, the mix in our service revenue has diversified in response to our customers' needs. In the first quarter of 2001, the majority of the service revenue was derived from consulting and implementation fees. However, in the first quarter of 2000, most of our service revenue was derived from maintenance fees. The increase in consulting and implementation fees resulted primarily from the additional implementation services that we performed in connection with our Banking, Brokerage, Aggregation and Alerts product offerings. In addition, in the three months ended March 31, 2001, we derived consulting revenue from performing strategic consulting work relating to assisting a number of customers with their wireless offerings.

    In the future, we expect that most of the service revenue will be derived from consulting work related to the implementation of our applications, and increasingly from service revenue from strategic consulting contracts relating to m-commerce strategy, as more customers demand our expertise in these areas.

STOCK-BASED COMPENSATION RELATED TO SOFTWARE DEVELOPMENT REVENUE

    Stock-based compensation in the first quarter of 2000 related to the software development portion of our contract with Bank of Montreal. The development portion of the contract ended in March 2000.

COST OF REVENUE

    Cost of revenue consists primarily of personnel costs associated with customer support, training, implementation, consulting, and hosting services, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration. Cost of revenue also includes software licensing expenses paid for the integration of third-party software into our products.

    Cost of revenue was $5.1 million in the first quarter of 2001, compared to $2.0 million in the same period of 2000. The increase is mainly due to the fact that in the first quarter of 2001, we had more customers for whom we were performing consulting and implementation work than we did in 2000. Cost of revenue was 37% of revenue for the first quarter of fiscal 2001, compared to 63% in the first quarter of 2000. This decrease resulted primarily from our utilization of the personnel and infrastructure previously hired or built, and leveraging the experience that we have gained in enabling our customers to deploy our products. We have also reduced the per customer costs that we incur in driving the adoption and implementation of our products. In addition, with the acquisition of TANTAU, we expect that our cost of sales as a percentage of revenue will decrease as platform sales do not typically require the same level of services as application sales, and therefore, have relatively higher margins.

RESEARCH AND DEVELOPMENT

    Research and development (R&D) expenses include the compensation of software development teams working on the continuing enhancement of our products, as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

    R&D expenses increased to $11.2 million in the first quarter of 2001 from $4.2 million in the same period in 2000. The increase mainly reflects the growth in R&D personnel and product offerings that we had since first quarter 2000 as a result of our acquisitions of YRLess Internet Corp., Ezlogin, Spyonit and TANTAU. This increase also resulted from our investment in our Mobile Commerce Services Platform (MSP). R&D, as a percentage of net revenues, was 81% in the first quarter of 2001, compared to 134% in the first quarter of 2000. While we expect our R&D expenditures to increase in absolute dollars as we continue to invest in new technology to address potential market opportunities in future periods, we expect R&D as a percentage of sales to remain stable or decrease marginally as we begin to leverage the technology that we have previously developed, and as we benefit from our previous acquisitions.

SALES AND MARKETING

    Sales and marketing (S&M) expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

    S&M expenses were $9.0 million in the first quarter of 2001, compared to the $3.0 million in the same period in 2000. These costs increased primarily because in 2001, with the acquisition of TANTAU, we had additional sales personnel to manage our relationships with our major customers and to expand our business in North America, Europe, and the Asia-Pacific region. In addition, the increase in absolute dollars is attributable to our continuing strategy to expand our reach to other market segments and increase our efforts to sell our expanding suite of products. However, S&M expenses, as a percentage of revenues, decreased to 65% in 2001 from 97% in 2000. We expect this trend to continue as we leverage our sales infrastructure around the world.

GENERAL AND ADMINISTRATIVE

    General and administrative (G&A) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as professional fees, facilities, travel and professional consulting costs. Our corporate staff includes several of our executive officers and our business development, financial planning and control, legal, human resources and corporate administration staff.

    Our G&A expenses increased to $6.6 million in the first quarter of 2001 from $1.9 million in the first quarter of 2000. The increase in G&A expenses reflected our continued investment in increased staffing and related expenses for the enhancement of the international infrastructure necessary to support our growing business. The remainder of the increase was due to one-time integration and professional fees related to our acquisition of TANTAU, and the realigning of our business in the first quarter of 2001. G&A as a percentage of revenues has decreased to 48% in the first quarter of 2001 from 61% in the first quarter of 2000. We expect to see a decrease in this percentage in the future as we continue to leverage the infrastructure that we have built across our larger business.

DEPRECIATION AND AMORTIZATION

    Depreciation expense increased to $1.7 million in the first quarter of 2001 compared to $317,000 in the first quarter of 2000. The increase reflects our capital spending in computer hardware, office furniture and leasehold improvements at our facilities to support the additional personnel that we have hired or acquired through our acquisitions. Additional software development tools used for R&D and computer hardware purchased for our hosting facilities accounted for the remainder of the increase.

    Amortization expense increased to $23.9 million in the first quarter of 2001 from nil in the first quarter of 2000. The increase was mainly due to the goodwill and acquired intangibles relating to the Ezlogin acquisition completed in June 2000, the Spyonit acquisition completed in September 2000, and the TANTAU acquisition completed in January 2001. We are amortizing goodwill related to the Ezlogin, Spyonit and TANTAU acquisitions over 24 months, 60 months and 60 months, respectively.

STOCK-BASED COMPENSATION

    Stock-based compensation represents amortization of deferred stock compensation that we recorded as a result of granting stock options to employees at less than the fair market value of our shares, for financial reporting purposes on the date of grant. This stock-based compensation is being amortized on a straight-line basis over the vesting periods of these options, which is generally three years. In addition, included in stock-based compensation expense is the amortization of deferred stock compensation that arose due to our acquisition of TANTAU (please see NOTE 2 of our condensed consolidated financial statements), and compensation expense relating to the contingent consideration incurred as part of our acquisition of YRLess.

    Stock-based compensation increased to $10.7 million in the first quarter of 2001 from $843,000 in the first quarter of 2000. Most of the increase was attributed to the amortization of $53.3 million of deferred stock compensation that we recorded as part of the TANTAU acquisition. This amount will be amortized over a maximum period of two years.

    A large percentage of our outstanding options have exercise prices that are significantly higher than the current prices at which our common shares trade on the Nasdaq National Market and The Toronto Stock Exchange. Although we have not yet determined how we will address this issue, members of our management team are currently considering a variety of strategies around issuing additional options. We may undertake a combination of strategies, or develop new plans for compensating our personnel. We recently increased the number of common shares available for awards under our stock option plan in order to enable us to grant additional options. Some of the strategies could require us to record very large non-cash compensation expenses. However, because we have not yet determined the strategy or strategies that we will pursue, we cannot estimate at this time the impact that these actions will have on our financial condition and results of operations.

INTEREST INCOME

    Interest income increased to $2.5 million in the first quarter of 2001, compared to $2.2 million in the first quarter of 2000. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares, including in particular, the proceeds from our initial public offering in the first quarter of 2000 and the cash obtained as a result of our acquisition of TANTAU. Given the recent reductions in prevailing interest rates, we anticipate that we will receive lower rates of interest on these assets during the current year than we received during the year ended December 31, 2000.

EQUITY IN LOSS OF AFFILIATE

    We currently own 24.9% of the equity of Maptuit. Our investment in Maptuit is accounted for using the equity method. Our share in the net loss of Maptuit increased to $278,000 in the first quarter of 2001 compared to $66,000 in the first quarter of 2000.

WRITE-DOWN OF LONG-TERM INVESTMENTS

    Due to adverse changes in market conditions, several of our long-term investments in other companies have experienced significant other than temporary declines in their values. As a result, we have taken a one-time write-down of $6.3 million.

NET LOSS

    We recorded a net loss of $58.4 million for the quarter ended March 31, 2001, compared to a net loss of $6.9 million for the same period in 2000. Our loss increased as we invested heavily in building our infrastructure and as we acquired additional companies. In particular, our R&D expenses and our

S&M expenses increased to meet required product delivery schedules and to gain market share. In 2001, we have plans in place to manage our costs in order to help manage our operating expenses.

    Since inception, we have sought to manage our resources and pace of investment in a manner that is consistent with our business plans and our current levels of financing. In 2001, having acquired TANTAU, and in light of our plans to improve our operating performance, we have been very focused on leveraging the combined infrastructure and maximizing our utilization of the skilled personnel that we have hired and acquired. In the first quarter of 2001, we identified core parts of our business in which we expected to gain efficiencies, given our increased scale and our increased number of employees. As part of that plan, we identified opportunities for eliminating duplicate resources and positions and streamlining our operating processes. We expect that these activities will continue into the second quarter of 2001. As such, we expect to incur the costs associated with the rationalization and consolidation of our assets and resources in the second quarter of 2001. We anticipate that we will see the benefits of those efforts beginning in the third quarter of 2001 with a more streamlined organization, efficient process and integrated infrastructure. We expect that the magnitude of those savings and benefits from our increased scale and efficiency will more than offset the costs incurred. However, notwithstanding these operating savings, our net loss is expected to increase, largely as a result of non-cash charges, including the amortization and stock-based compensation resulting from our acquisitions of TANTAU, Spyonit and Ezlogin, which we purchased in the past 12 months.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $16.3 million for the quarter ended March 31, 2001, compared to $1.2 million in the same period last year. Net cash used in operating activities in the first quarter of 2001 consisted mainly of our net loss of $58.4 million, offset by depreciation and amortization expenses of $25.6 million, stock-based compensation expense of $10.7 million and a write-down of long-term investments of $6.3 million.

    Cash provided by financing activities was $618,000 in the first quarter of 2001, compared to $165.7 million in the same period in 2000. The funds in 2000 primarily represented the proceeds we raised in connection with our initial public offering of 6,900,000 common shares. The funds in 2001 represent the exercise of stock options.

    Cash from investing activities, before the sale of short-term investments, was $18.9 million for the quarter ended March 31, 2001, compared to a use of $4.9 million use of cash for the same period in 2000. The change primarily resulted from the cash we obtained as part of our acquisition of TANTAU, offset by purchases of capital assets of $3.2 million and the cash portion of our investment in Webhelp Inc. of $7.6 million. Short-term investments consisted mainly of corporate debt and commercial paper with terms to maturity of no greater than one year. The increase in cash from short-term investments was primarily due to the fact that a significant portion of our short-term investments had maturity dates during the first quarter of 2001.

    We anticipate capital expenditures will continue to increase as we continue to implement our data centers worldwide to support our hosting activities. In addition, as at March 31, 2001, we had commitments to make minimum lease payments of approximately $4.6 million in 2001. In February 2000, TANTAU borrowed $5.0 million under a note and a related loan agreement. The note bears interest at the rate of 10% per annum and is repayable monthly over a three year term ending in February 2003. To date, under the terms of the note, only interest payments have been made on the outstanding balance, with principal payments commencing in monthly installments in September 2001. Aggregate principal and interest payments are expected to amount to $1.5 million for the year ending December 31, 2001, of which $125,000 has been paid as of March 31, 2001.

    We expect that cash from operations, interest income and funds provided from our initial public offering will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INTEREST RATE EXPOSURE

    As of March 31, 2001, we had approximately $168.2 million in cash, cash equivalents and short-term investments, of which over $79.4 million were short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity date.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

    Our functional currency is the U.S. dollar. The majority of our non-US dollar denominated expenses are still incurred in Canadian dollars, although with the purchase of TANTAU, an increased proportion are incurred in Euros and other European currencies. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the period ended March 31, 2001, we incurred foreign currency losses of approximately $70,000. In the future, we may seek to minimize this risk by hedging our known exposures, such as salaries, rent and other payments. We plan to account for any arrangements of this kind according to Financial Accounting Standards 133.

                                      ***

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    This report contains statements of a forward-looking nature. These statements are made under the U.S. Private Securities Litigation Reform Act of 1995. These statements include the statements herein regarding: our plans to expand our distribution channels, enter into new markets and increase the functionality of our products; the expected benefits from our acquisition of TANTAU Software, Inc.; our expected new sources of revenue; the consequences of our shift from a fixed-fee to a variable fee license model; our future cost of revenue, gross margins and net losses; our future research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our plans to reduce our expenses; and our future capital expenditures and capital requirements.

    The accuracy of these statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including unanticipated trends and conditions in our industry; any delays or difficulties that we encounter in rolling out enhanced products and services; the risk that we will not have sufficient capital to expand our operations; any delay, inability or difficulty encountered in increasing our revenues from our existing and future contracts; risks associated with our ability to efficiently integrate the companies that we have acquired; any inability to effectively develop and manage our combined international operations; competition in our industry and target markets; and other risks described in our SEC filings, including our annual report on Form 10-K. These risks are also described in our filings with the Canadian Securities Administrators, including our prospectuses, material change reports, Annual Information Form and Management Information Circular. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES

    On March 26, 2001, we issued 196,836 common shares to Webhelp Inc. as partial consideration for 4,087,193 of Webhelp's Series C Convertible Preferred Shares. We also issued 820,150 common shares to Webhelp Inc. on March 26, 2001 as partial consideration for the right, title and interest to Webhelp's "Web Application Event Framework" technology.

    The issuance of these shares was exempt from registration under the Securities Act of 1933 under the provisions of Section 4(2) of the Act. For more information regarding these transactions, see NOTE 4 to our condensed consolidated financial statements, included elsewhere in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

EXHIBIT
NUMBER                                        NAME OF DOCUMENT
-------                 ------------------------------------------------------------
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

10.6(1)                 Form of Registration Rights Agreement.

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

10.9(2)(3)              Licensed Affiliate Agreement between the Registrant and
                          Citibank, N.A.

EXHIBIT
NUMBER                                        NAME OF DOCUMENT
-------                 ------------------------------------------------------------
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

10.13(4)                Agreement and Plan of Merger, dated as of November 29, 2000, by and among the Registrant, Saturn Merger Sub, Inc. and
                          TANTAU Software, Inc.

10.14(4)                Form of Resale Restriction Agreement relating to former
                          securityholders of TANTAU Software, Inc.

10.15(4)                Form of Indemnification and Escrow Agreement relating to
                          former securityholders of TANTAU Software, Inc.

10.16.1(5)              Registrant's Canadian Stock Option Plan.

10.17.2(5)              Registrant's U.S. Stock Option Plan.

10.17.3(5)              Registrant's 2000 Stock Option Plan.

10.17.4(5)              Registrant's TANTAU Software, Inc. Stock Option Plan.

10.18.1(5)              Employment Agreement of Gregory Wolfond.

10.18.2(5)              Employment Agreement of John Sims.

10.18.3(5)              Employment Agreement of Christopher Erickson.

10.18.4(5)              Employment Agreement of Karen Basian.

10.18.5(5)              Employment Agreement of Christopher Jarman.

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form F-1, File No. 333-90143.

(2) Confidential treatment has been received with respect to certain portions of the Exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended. Omitted portions have been filed separately with the Securities and Exchange Commission.

(3) Incorporated by reference to the Registrant's Annual Report on Form 20-F, Filed on June 29, 2000.

(4) Incorporated by reference to the Registrant's Registration Statement on Form F-4, File No. 333-52698.

(5) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, filed March 29, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURES                                    TITLES                     DATE
                   ----------                                    ------                     ----
              /s/ GREGORY WOLFOND
     --------------------------------------       Chairman (principal executive         May 15, 2001
                Gregory Wolfond                     officer)

                 /s/ JOHN SIMS
     --------------------------------------       Chief Executive Officer (principal    May 15, 2001
                   John Sims                        executive officer)

                /s/ KAREN BASIAN
     --------------------------------------       Chief Financial Officer (principal    May 15, 2001
                  Karen Basian                      financial and accounting officer)