Form 10-Q
period 2001-06-30
724 SOLUTIONS INC
filed 2001-08-14
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly
            Period Ended June 30, 2001
                                        or

       [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                        Commission File Number: 000-31146

                               724 SOLUTIONS INC.
             (Exact Name of Registrant as Specified in its Charter)


                       ONTARIO                                  INAPPLICABLE
           (State or Other Jurisdiction of                    (I.R.S. Employer
           Incorporation or Organization)                    Identification No.)

           10 YORK MILLS ROAD, THIRD FLOOR                         M2P 2G4
                  TORONTO, ONTARIO                               (Zip Code)
       (Address of Principal Executive Office)

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

Common Shares, no par value - 58,278,693 shares outstanding as of July 31, 2001.
   (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                               724 SOLUTIONS INC.


                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Financial Statements

                  a)  Condensed Consolidated Balance Sheets ................. 1

                  b)  Condensed Consolidated Statement of Operations ........ 2

                  c)  Consolidated Statement of Cash Flows .................. 3

                  d)  Consolidated Statements of Shareholders' Equity ....... 4

                  e)  Notes to Condensed Consolidated Financial Statements .. 5

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditionand Results of Operations ....................... 14

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk ..................................................... 22


Part II.  Other Information

         Item 1.  Legal Proceedings ........................................ 23

         Item 2.  Changes in Securities .................................... 23

         Item 3.  Defaults Upon Senior Securities .......................... 23

         Item 4.  Submission of Matters to a Vote of Security Holders ...... 23

         Item 5.  Other Information ........................................ 24

         Item 6.  Exhibits and Report on Form 8-K .......................... 25

Signatures ................................................................. 26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

(a) CONDENSED CONSOLIDATED BALANCE SHEETS

                               724 SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS OF US DOLLARS, EXCEPT COMMON SHARES AMOUNTS)

                                                                      JUNE 30,
                                                                        2001                December 31,
                                                                    (UNAUDITED)                 2000
                                                                 --------------           --------------
Assets

Current assets:
   Cash and cash equivalents (NOTE 3)                            $      74,959            $      73,898
   Short-term investments (NOTE 3)                                      63,068                   92,726
   Accounts receivable-trade
    net of allowance of nil (December 31, 2000 - $52)                   15,483                    4,376
   Prepaid expenses and other receivables                                2,754                    2,260
                                                                 -------------            -------------
                                                                       156,264                  173,260

Fixed assets                                                            14,153                   11,297

Investments (NOTE 4)                                                    16,091                   12,196

Intangible and other assets (NOTE 6)                                   367,866                   90,563
                                                                 -------------           --------------

Total assets                                                     $     554,374           $      287,316
                                                                 =============           ==============

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                              $       6,484           $        2,203
   Accrued liabilities                                                  15,440                   18,198
   Note payable                                                          3,060                        -
   Deferred revenue                                                      5,619                    1,887
   Deferred consideration                                                1,461                    1,190
                                                                 -------------           --------------
                                                                        32,064                   23,478

Leasehold inducements                                                      326                      375

Deferred consideration, net of current portion                           1,508                    1,200

Note payable, net of current portion                                      1,948                       -
Shareholders' equity:
      Share capital (NOTE 9):
        Authorized:
              Unlimited common shares
              Unlimited preferred shares
        Issued and outstanding:
             58,221,154 common shares
            (December 31, 2000 - 39,112,975)                           767,561                  357,158
Deferred stock-based compensation (NOTE 5)                             (47,679)                 (14,946)
Accumulated deficit                                                   (201,151)                 (79,949)
Cumulative translation adjustment                                         (203)
                                                                 -------------           --------------
                                                                       518,528                  262,263
                                                                 -------------           --------------
Total liabilities and shareholders' equity                       $     554,374           $      287,316
                                                                 =============           ==============

     See accompanying notes to condensed consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                               724 SOLUTIONS INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
             (IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                            2001           2000               2001                 2000
                                                        ------------    -----------       -------------         ----------
Revenue:
   Product                                              $      8,976    $     2,591       $      18,103         $    5,105
   Service                                                     5,102          1,377               9,824              1,974
                                                        ------------    -----------         -----------        -----------
Total Revenues                                          $     14,078    $     3,968       $      27,927         $    7,079

Operating expenses:
   Cost of revenue                                             5,646          2,550              10,736              4,503
   Research and development                                   11,728          6,227              22,917             10,390
   Sales and marketing                                        10,594          3,983              19,623              7,014
   General and administrative                                  3,997          5,045              10,583              6,941
   Depreciation                                                2,155            684               3,897              1,001
   Amortization of intangibles                                27,375          1,350              51,245              1,350
   Restructuring costs (note 10)                               3,433              -               3,433                  -
Stock-based compensation:
     Cost of revenue                                             230            125                 437                211
     Research and development                                  7,988            641              14,101              1,082
     Sales and marketing                                       2,815            160               5,344                270
     General and administrative                                2,047            530               3,886                736
                                                        ------------    -----------         -----------        -----------
Total operating expenses                                $     78,008     $   21,295        $    146,202        $    33,498
                                                        ------------    -----------         -----------        -----------
Loss from operations                                         (63,930)       (17,327)           (118,275)           (26,419)
Interest income                                                1,605          2,772               4,081              5,010
Equity in loss of affiliate                                     (480)          (213)               (758)              (279)
                                                        ------------    -----------         -----------        -----------
Loss before write-down of long-term investments              (62,805)       (14,768)           (114,952)           (21,688)
Write-down of long-term investments (NOTE 4)                       -              -              (6,250)                 -
                                                        ------------    -----------         -----------        -----------
   Net loss for the period                              $    (62,805)    $  (14,768)       $   (121,202)          $(21,688)
                                                        ------------    -----------         -----------        -----------
Other comprehensive income:
Unrealized holding gain or (loss) on
   Investments available for sale                                (49)             -              (3,549)                 -
   Cumulative translation adjustment                            (115)             -                (203)                 -
                                                        ------------    -----------         -----------        -----------
                                                        $    (62,969)    $  (14,768)           (124,954)           (21,688)
                                                        ------------    -----------         -----------        -----------
Basic and diluted net loss per share                    $      (1.08)    $    (0.40)        $     (2.09)       $     (0.61)

Weighted-average number of shares used in computing
basic and diluted loss per share (in thousands)
(NOTE 9)                                                      57,981         36,717              57,979             35,380
                                                        ------------    -----------         -----------        -----------

     See accompanying notes to condensed consolidated financial statements.

(c) CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                               724 SOLUTIONS INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT NUMBER OF SHARES)

                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                              JUNE 30,          JUNE 30,               JUNE 30,          JUNE 30,
                                                                  2001              2000                   2001              2000
                                                        --------------    --------------        ---------------    --------------

Cash flows from (used in) operating activities:
   Loss for the year                                    $     (62,805)    $     (14,768)        $     (121,202)    $    (21,688)
   Depreciation and amortization                               29,530             2,034                 55,142            2,351
   Stock-based compensation                                    13,080             1,456                 23,768            2,547
   Other non-cash expenses                                       (120)              705                   (482)             392
   Write-down of long-term investments                              -                 -                  6,250                -
   Equity in loss of affiliate                                    480               213                    758              279
   Foreign exchange loss                                           90               431                     72              385
   Change in operating assets and liabilities:
     Accounts receivable                                       (7,359)              (75)                (5,894)           2,029
     Prepaid expenses and other receivables                       478              (361)                   488           (1,259)
     Accrued interest on short term investments                  (337)                -                  1,166                -
     Accounts payable                                           3,960             3,512                  3,534            3,168
     Accrued liabilities                                       (6,566)              743                 (9,806)           3,468
     Deferred revenue                                           1,218            (1,691)                 1,589             (916)
                                                        --------------    --------------        ---------------    --------------
Net cash flows used in operating activities                   (28,351)           (7,801)               (44,617)          (9,244)

Cash flows from financing activities:
   Issuance of common shares for cash                              165                -                    783          165,708
                                                        --------------    --------------        ---------------    --------------
   Net cash flows from financing activities                        165                -                    783          165,708

Cash flows from (used in) investing activities:
   Purchase of fixed assets                                    (1,514)           (4,575)                (4,692)          (5,779)
   Sale (purchase) of short-term investments                   16,672           (10,110)                28,492          (10,110)
   Purchase of intangible and other assets                          -              (819)                  (592)          (2,069)
   Sale of long term investments                                1,251                 -                  1,251                -
   Long term investments                                       (2,031)          (10,500)                (9,652)         (11,250)
   Acquisitions                                                     -            (1,431)                30,248           (2,923)
                                                        --------------    --------------        ---------------    --------------
   Net cash flows from (used in) investing activities          14,378           (27,435)                45,055          (32,131)

Foreign exchange loss on cash held in a foreign                   (90)             (431)                  (160)            (385)
                                                        --------------    --------------        ---------------    --------------

Net increase (decrease) in cash and cash equivalents          (13,898)          (35,667)                 1,061          123,948

Cash and cash equivalents, beginning of period                 88,857           224,902                 73,898           65,287

                                                        --------------    --------------        ---------------    --------------
Cash and cash equivalents, end of period                $       74,959    $      189,235        $        74,959    $    189,235
                                                        --------------    --------------        ---------------    --------------

Supplemental disclosures of non-cash investing
and financing activities:
     Net assets acquired from acquisitions                           -    $        1,870        $        24,025    $      1,775
                                                        --------------    --------------        ---------------    --------------

     Common shares issued upon acquisitions                          -    $    1,003,594        $    17,119,869    $  1,003,594
                                                        --------------    --------------        ---------------    --------------

     See accompanying notes to condensed consolidated financial statements.

(d) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                               724 SOLUTIONS INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT NUMBER OF SHARES)

                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


                                                                          Deferred
                                                                        stock-based
                                                                       compensation
                                                                        related to                      Cumulative         Total
                                               Common shares               stock        Accumulated     translation    shareholders'
                                        Number          Amount            options         deficit       adjustment         equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999             29,402,426      $   84,762     $   (5,909)    $   (16,685)      $       -     $     62,168

Loss for the period                              -               -              -         (21,688)              -          (21,688)
Deferred stock-based compensation                -           8,587         (8,587)              -               -                -
Amortization of deferred
  stock-based compensation                       -               -          2,547               -               -            2,547
Issuance on exercise of options            248,998             314              -               -               -              314
Issuance of common shares                7,903,594         219,664              -               -               -          219,664

-----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2000                 37,555,018     $   313,327     $  (11,949)    $   (38,373)      $       -     $    263,005
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000             39,112,975     $   357,158     $  (14,946)    $   (79,949)      $       -     $    262,263

Loss for the period                              -               -              -        (121,202)              -        (121,202)
Cumulative translation adjustment                -               -              -               -            (203)           (203)
Deferred stock-based compensation                -          53,280        (53,280)              -               -               -
Amortization of deferred
  stock-based compensation                       -               -         20,547               -               -          20,547
Issuance on exercise of options            844,161             748              -               -               -             748
Issuance of common shares               18,264,018         356,375              -               -               -         356,375

-----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2001                 58,221,154     $   767,561     $  (47,679)    $  (201,151)      $    (203)    $   518,528
-----------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

(e) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

       The accompanying condensed consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). Intercompany transactions and balances are eliminated on consolidation.

       The condensed consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles, which conform, in all material respects, with U.S. generally accepted accounting principles. The interim financial statements follow the same accounting polices and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2000 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on March 21, 2001 and with the Securities and Exchange Commission on Form 10-K on March 29, 2001. Certain comparative figures have been reclassified to conform to the current year's presentation.

       The information furnished as at June 30, 2001 and for the three and six month periods ended June 30, 2001 and June 30, 2000 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.     ACQUISITIONS:

       On January 16, 2001, the Company acquired all of the issued and outstanding shares and assumed all of the common share purchase options of TANTAU Software, Inc in exchange for the issuance of 17,119,869 common shares and 2,011,055 replacement common share purchase options.

       Of the 17,119,869 common shares issued, 14,276,536 common shares are fully vested shares, with the balance of 2,843,333 subject to future vesting under the terms of the assumed TANTAU Stock Option Plan. The value of the fully vested shares has been recorded as a component of the purchase consideration. The value of the unvested shares has been allocated between purchase consideration and deferred stock-based compensation. The Company has determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the unvested shares pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the unvested shares as at the purchase date less the amount recorded as deferred stock-based compensation related to these unvested shares.

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


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
       Net tangible assets acquired:
           Cash and cash equivalents                                                              $     30,248
           Accounts receivable                                                                           5,213
           Prepaid expenses and other receivables                                                          721
           Investment in Accrue Software Inc.                                                              581
           Capital assets                                                                                1,884
           Other assets                                                                                    303
           Accounts payable                                                                               (743)
           Accrued liabilities                                                                          (7,039)
           Deferred revenue                                                                             (2,143)
           Notes payable                                                                                (5,000)
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        24,025

       Allocation of the net purchase price:
           Goodwill                                                                                    302,859
           Identifiable assets                                                                          27,570
           Deferred stock-based compensation                                                            53,280
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       383,709

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $    407,734
       Consideration paid:
           Share and stock option consideration                                                   $    398,349
           Costs of acquisition                                                                          9,385

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $    407,734
-----------------------------------------------------------------------------------------------------------------------------------


       The table below reflects the unaudited pro forma consolidated results of the Company and TANTAU as if the acquisition had taken place on January 1, 2000 and January 1, 2001.


---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Six months ended
                                                                                June 30,              June 30,
                                                                                    2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)          (unaudited)

       Revenue                                                             $       28,131       $       10,170
       Pro forma loss for the period                                             (131,429)             (81,083)
       Pro forma loss for the period per common share                               (2.21)               (1.51)
---------------------------------------------------------------------------------------------------------------------------------



3.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

       Cash consists of deposits with major financial institutions. Cash equivalents consist of short-term deposits and high-grade commercial paper with an original term to maturity of three months or less at the date of purchase.

       All short-term debt securities are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company owns no short-term investments that are considered to be trading securities nor available-for-sale securities.

3.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED):

       The components of cash and cash equivalents and short-term investments are summarized as follows:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------------------------

       Cash and cash equivalents:
           Cash                                                               $    16,045          $     1,297
           Cash equivalents:
                Government T-Bills                                                 35,001               32,086
                Corporate bonds                                                         -               33,374
                Corporate commercial paper                                         23,913                7,141

--------------------------------------------------------------------------------------------------------------------------------
                                                                              $    74,959          $    73,898
--------------------------------------------------------------------------------------------------------------------------------

       Short-term investments:
           Held-to-maturity:
                Corporate commercial paper                                    $    53,519          $    90,546
                Corporate bonds                                                     9,549                    -
                Government term deposits                                                -                2,180

--------------------------------------------------------------------------------------------------------------------------------
                                                                              $    63,068          $    92,726
--------------------------------------------------------------------------------------------------------------------------------


4.     INVESTMENTS:

       (i)  INVESTMENT IN CASHEDGE INC.

       On May 31, 2001, the Company acquired an 11.0% interest in CashEdge Inc. ("CashEdge") for $2,000 in cash. CashEdge is a privately held company in the business of developing software that provides end-users with the ability to aggregate account information electronically via the Internet. The investment is accounted for using the cost method of accounting. In addition, the Company also entered into a reseller arrangement with CashEdge, whereby CashEdge was appointed a non-exclusive distributor of the Company's Alerts and Wireless Aggregation product and the Company was appointed as a non-exclusive distributor of CashEdge's Aggregation Service. As at June 30, 2001 no sales between the parties have taken place.

       (ii)  INVESTMENT IN WEBHELP INC.

       On March 26, 2001, the Company entered into a series of transactions with Webhelp Inc. ("Webhelp"), a private company incorporated in Delaware.

       The Company acquired 4,087,193 series C convertible preferred shares of Webhelp for cash and share consideration of $7,621 and 196,836 common shares of the Company. This investment represents a shareholder interest of approximately 11% in Webhelp. The investment of $9,558 is being accounted for on a cost basis.

       On March 26, 2001, the Company purchased the right, title and interest in Webhelp's "Web Application Event Framework" technology ("WAEF"). This technology is designed to allow mobile applications to be executed with real-time interaction. As part of the arrangement, Webhelp retained a worldwide right to use the WAEF in its current businesses. The Company may also extend employment offers to certain Webhelp employees directly involved in the development of WAEF. The aggregate purchase price consisted of 820,150 common shares of the Company and additional consideration based on a fixed percentage of future sales of WAEF and products incorporating WAEF for a period of three years. The value ascribed to the shares issued on acquisition amounted to approximately $8,070 and has been recorded as acquired technology. The Company intends to expense, as a selling cost, any amounts paid under the conditional consideration obligations. Of the 820,150 common shares issued, 369,067 common shares are being held in escrow pending the completion by Webhelp of certain conditions to the agreement.

       On March 26, 2001, Webhelp purchased, from the Company, a perpetual license for a fixed number of users of the Company's Wireless Internet Platform ("WIP") for a non-refundable fee based on commercial rates that are comparable to rates charged to other customers.

       (iii)  WRITE-DOWN OF LONG-TERM INVESTMENTS

       Due to adverse changes in operating market conditions, several of the Company's long-term investments in other companies have experienced significant other than temporary declines in their values. As a result in the first quarter of 2001, the Company made a one-time write down of $6,250 as to these investments.

5.     DEFERRED STOCK-BASED COMPENSATION:

       Deferred stock-based compensation related to employee options represents amounts that the Company recorded as a result of granting stock options to its employees at less than the fair market value for financial reporting purposes of the Company's shares on the date of the grant. Deferred stock-based compensation relating to options issued to employees is recognized as an expense over the vesting period of the stock option. Deferred stock-based compensation related to options and unvested shares issued in connection with business acquisitions amounted to $53,280 for the six months ended June 30, 2001 and relates to the Company's acquisition of TANTAU (note 2). This amount is recognized as an expense over a maximum period of two years, which is the maximum vesting period of the stock options and unvested shares.

6.     INTANGIBLE AND OTHER ASSETS:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------------------------

       Goodwill                                                              $    396,698           $   87,387
       Deferred acquisition costs                                                      --                9,385
       Acquired technology and other assets                                        40,482               12,634
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  437,180              109,406

       Less accumulated amortization                                               69,314               18,843

---------------------------------------------------------------------------------------------------------------------------------
                                                                             $    367,866           $   90,563
---------------------------------------------------------------------------------------------------------------------------------


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

7.     SEGMENTED INFORMATION:

       The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable financial institutions and other customers to deliver financial information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenues and assets is set forth below:


---------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                  Six Months Ended
---------------------------------------------------------------------------------------------------------------------------------
                                                  June 30,         June 30,          June 30,         June 30,
                                                      2001             2000              2001             2000
---------------------------------------------------------------------------------------------------------------------------------
       Net revenue by geographic locations:
           North America                         $   8,485        $   3,968        $   18,235       $    7,079
           Europe                                    3,488                -             5,672                -
           Asia Pacific                              2,105                -             4,020                -

---------------------------------------------------------------------------------------------------------------------------------
                                                 $  14,078        $   3,968        $   27,927       $    7,079
---------------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------------------
                                                        June 30, 2001                     June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Intangible                         Intangible
                                                     Fixed        and other             Fixed        and other
                                                    assets           assets            assets           assets
---------------------------------------------------------------------------------------------------------------------------------
       North America                           $    12,784      $   367,866        $    7,748       $   58,932
       Europe                                        1,246                -                23                -
       Asia Pacific                                    123                -                30                -

---------------------------------------------------------------------------------------------------------------------------------
                                               $    14,153      $   367,866        $    7,801       $   58,932
---------------------------------------------------------------------------------------------------------------------------------

       For the six months ended June 30, 2001, two customers accounted for 14% and 12% of revenue, respectively. For the six months ended June 30, 2000, four customers accounted for 32%, 24%, 23% and 20% of revenue, respectively.

8.     RELATED PARTY TRANSACTIONS:

       In 2000, the Company transacted with certain shareholders who owned in excess of 10 percent of the outstanding common shares of the Company. In 2001, these shareholders ceased to own in excess of 10 percent of the outstanding common shares of the Company and are therefore no longer considered to be related parties. The following table sets out the balances and transactions with these shareholders in the period when they were related parties. These amounts have been recorded at the exchange amount:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Six months ended
                                                                                 June 30,             June 30,
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
       Related party balances:
           Accounts receivable, net of allowance
              for doubtful accounts of  nil                                    $        -           $    1,092
           Deferred revenue                                                             -                5,457

---------------------------------------------------------------------------------------------------------------------------------

       Related party transactions:
           Net revenue:
                Product                                                         $       -           $    5,105
                Service                                                                 -                1,671

---------------------------------------------------------------------------------------------------------------------------------

9.     COMMON SHARES:

       In connection with the acquisition of TANTAU, the Company issued 2,843,333 unvested common shares to TANTAU shareholders who were also employees or consultants ("Employee Shareholders"). These shares vest over a maximum period of two years. If an Employee Shareholder ceases to be a Company employee, the Company may repurchase any unvested common shares from the Employee Shareholder at the original Employee Shareholder cost.

       At June 30, 2001 and December 31, 2000, there were options outstanding to acquire 7,385,922 and 3,973,522 common shares of the Company, respectively.

       Common shares issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic loss per share in the future were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive for the six months ended June 30, 2001 and June 30, 2000, amounted to 1,167,499 and 1,942,551 shares, respectively.

10.    RESTRUCTURING COSTS

       In the second quarter of 2001, the Company identified areas to reduce costs and leverage the infrastructure that it had obtained due to the TANTAU acquisition, by eliminating duplicate resources and positions and streamlining its operating processes. Consequently, the Company adopted a restructuring plan and incurred a restructuring charge of $3,433. The Company eliminated approximately 100 positions in its worldwide operations in its research and development, sales and marketing and general and administrative areas. Included in the Company's "Accrued Liabilities" is approximately $1,700 in restructuring reserve relating to unpaid severance costs and lease exit costs.

       The following table sets forth the components of the Company's restructuring charge:


       --------------------------------------------------------------
       Workforce reduction                                   $ 2,259
       Lease exit costs                                        1,174

       --------------------------------------------------------------
       Total Restructuring Charges                             3,433
       Draw downs                                             (1,733)

       --------------------------------------------------------------
       Provision balance                                     $ 1,700
       --------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with our audited annual consolidated financial statements for the year ended December 31, 2000 and the accompanying notes included in our annual report filed with the Canadian Securities Administrators on March 21, 2001 and our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001, and the condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. All financial information is presented in U.S. dollars.

         Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Regarding Forward-Looking Statements".

         OVERVIEW

         We are a leading global provider of Internet infrastructure software that enables the delivery of secure financial services applications and mobile transaction solutions across a wide range of Internet-enabled devices. We were incorporated in 1997, and introduced our initial financial services products in 1999. Since that time, we have also begun to offer Brokerage, Aggregation and Alerts applications, in a variety of languages and currencies around the world. Our suite of products and services enables companies to capitalize on the mobile Internet by building, deploying and integrating personalized and secure mobile commerce and lifestyle applications. With critical security features built in, our Wireless Internet Platform and applications can be quickly implemented and integrated with existing systems and scaled or expanded to accommodate future growth. We also enable our customers to more rapidly introduce services with end-to-end customer support through our global hosting and contact center services.

         Using our platform and suite of applications, our customers can offer new, easy to use, highly personalized, value-added services which leverage the flexibility and convenience of the mobile Internet, while building stronger relationships with their customers. Our customers currently include leading financial institutions such as Citigroup, Bank of America, Wells Fargo, Hanvit Bank and Bank of Montreal. With corporate offices in Toronto, Canada and Austin, Texas, we have development and sales offices around the world, including Australia, Barbados, Finland, France, Germany, Hong Kong, Japan, the Netherlands, Switzerland, the United Kingdom and the United States.


         TANTAU ACQUISITION

         In January 2001, we completed our acquisition of Austin-based TANTAU Software Inc. TANTAU develops and designs software and related services that enable enterprises to conduct high-volume, secure, m-commerce transactions. TANTAU's infrastructure complements our 724 Solutions applications. By integrating TANTAU's platform with our 724 Solutions applications, we offer enhanced services to customers that require a strong enterprise-wide solution. As consideration for the acquisition, we issued an aggregate of 17,119,869 of our common shares and assumed options originally issued by TANTAU, which, as of the closing date, became exercisable to purchase an additional 2,011,055 of our common shares. The calculated acquisition price is estimated to be approximately $407.7 million, including acquisition costs of $9.4 million and approximately $53.3 million in deferred stock-based compensation relating to the assumption of TANTAU's stock option plan. The acquisition is accounted for by the purchase method. For additional information regarding our accounting for this acquisition, see Note 2 to our condensed consolidated financial statements.

         RESTRUCTURING

         In the second quarter of 2001, we identified areas to reduce costs and leverage the infrastructure that we have obtained due to the TANTAU acquisition, by eliminating duplicate resources and positions and streamlining our operating processes. Consequently, we adopted a restructuring plan and incurred a restructuring charge of $3.4 million. In this restructuring, we realigned our organization, developed a single product architecture and roadmap, unified the company network and infrastructure, integrated business processes and purchasing and consolidated worldwide offices. We also eliminated approximately 100 redundant and unnecessary positions in our worldwide operations in our research and development, sales and marketing, and general and administrative areas.

         SOURCES OF REVENUE

         Our primary sources of revenue are generated from our direct sales and sales through resellers and other channels of our Banking and Brokerage, Alerts, Aggregation and wireless Internet platform products. These revenues are generated through license agreements, reseller arrangements, implementation service fees, maintenance fees and hosting fees. In the future, we expect that our services revenue will also include amounts derived from revenue sharing arrangements and commissions on m-commerce transactions.

         PRODUCT REVENUE

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

         APPLICATIONS: VARIABLE LICENSE FEES
         After raising additional capital in August 1999 through the issuance of common shares, we had the financial resources to begin to forego the fixed fee license model in favor of a variable fee license model. Our agreements with several of our customers, including Citigroup, Wells Fargo, Wachovia and Claritybank.com, utilize this model. The variable fee license model is based on a per user fee and specified minimum payments. We expect that the transition of our revenue model from fixed fee to variable fee will have two significant consequences: first, we will no longer receive the primary portion of our license fees as initial payments under our customer agreements; and second, we expect that our revenue stream will vary with the number of our customers' end users. We expect that these variable fees will be subject to a minimum quarterly payments, and expect to provide incentive discounts and/or maximum quarterly payments to our customers based on the number of their customers using our applications. To date, we have not received revenues from the user fees in excess of any minimum payments. However, over time, we expect these fees to become a significant portion of our revenue once our customers roll out services based upon our solution to a substantial number of consumers. We expect that in our future contracts that use the variable fee license model, the customer will pay us a license fee consisting of an up front payment upon execution of the contract and an ongoing variable fee based on the number of users. The monthly user fees may be subject to minimum quarterly payments. We will allocate revenue to the software based on vendor specific objective evidence of fair value. The portion of revenue that will be allocated to the software will be recognized as revenue when delivery and acceptance have occurred and when the collection of any related receivable is deemed probable. As a result, we anticipate that the initial payments under these contracts will tend to be recognized as revenue either in the quarter in which the contract is executed or shortly thereafter. Revenue from the minimum payments will be recognized on a monthly basis. Revenue associated with user fees in excess of any minimum payments will be recognized on a monthly basis when the amount is determined.

         PLATFORM LICENSING FEES
         We sell our platform license using a per seat model, in which the licensee pays a one-time license fee for a fixed number of copies in exchange for a license with a perpetual term. The standard perpetual license agreement includes post-contract customer support for a specified period of time. Thereafter, post-contract customer support can be renewed annually for an additional fee. We use the post-contract customer support renewal rate as evidence of the fair value of this service. Since post-contract customer support is the only undelivered element in these arrangements, revenue is recognized using the residual method. The fair value of post-contract customer support is recognized over the term of the support obligation and the remaining portion of the one-time license fee is recognized after the execution of a license agreement and the delivery of the product to the customer, provided that there are no uncertainties surrounding the product acceptance, fees are fixed and determinable, collectibility is probable, and we have no remaining obligations other than the delivery of the support.

         RESELLER ARRANGEMENTS
         We have entered into and expect to continue to enter into a number of reseller agreements. While each arrangement can be different, the reseller generally pays either a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with a non-refundable license fee upon the execution of the contract when delivery and acceptance have occurred, no significant performance requirements are remaining, and when the collection of the related receivable is deemed probable. Royalty fees based upon the number of users will be recognized monthly.


         SERVICE REVENUE

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

         HOSTING FEES
         Since fiscal 2000, some of our existing customers have required us, and we expect that some of our potential customers will require us, to host and manage the server infrastructure and software platform as part of the implementation of our products. We typically charge a customer a one-time setup fee plus a monthly flat fee or a monthly fee based on the number of users. The set-up fees are recognized ratably over the term of the hosting arrangement, and the monthly fees are recognized on a monthly basis.


         RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

         REVENUE

         PRODUCT REVENUE

         In the three and six month periods ended June 30, 2001, product revenue increased to $9.0 million and $18.1 million, respectively, from $2.6 million and $5.1 million in the comparative three and six month periods of 2000. Product revenue primarily increased as a result of our acquisition of TANTAU and the increase in the number of customers licensing our products. In addition, in 2000, our product offerings were limited to our Banking and Brokerage products. However, since that time, we have been generating more sales from our expanded suite of product offerings, which include our Alerts, Aggregation and Platform products. Since 2000, we have expanded our sales force to gain customers outside of North America. In 2001, we gained new customers from Europe and Asia Pacific.

         We expect that our product revenue will increase as we sell more products to new customers and as customers who have licensed our primary Banking and Brokerage applications based upon our variable fee model begin to deliver services to a substantial number of end users. In particular, we anticipate that sales of our platform product will represent an increased portion of our sales during the next several quarters.

         SERVICE REVENUE

         Service revenue increased to $5.1 million and $9.8 million for the three and six month periods ended June 30, 2001, respectively, compared to $1.4 million and $2.0 million in the same periods last year. The change from the comparative periods in 2000 mainly resulted from increases in consulting and implementation fees from additional customers and increases in maintenance fees due to growth in product sales. The increase in consulting and implementation fees resulted primarily from the additional implementation services that we performed in connection with our Banking and Brokerage, Aggregation and Alerts product offerings. In addition, in 2001, we derived consulting revenue from performing strategic consulting work relating to assisting a number of customers with their wireless and mobile offerings.

         In the future, we expect that most of the services revenue will be derived from consulting work related to the implementation of our applications, and increasingly from services revenue from strategic consulting contracts relating to our wireless and m-commerce strategy, as more customers demand our expertise in these areas.

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

         Cost of revenue was $5.6 million and $10.7 million for the three and six month periods ended June 30, 2001, respectively, compared to $2.6 million and $4.5 million in the same periods of 2000. The increase is mainly due to the fact that in the first and second quarter of 2001, we had more customers for whom we were performing consulting and implementation work than we did in 2000. Cost of revenue for the three and six month periods ended June 30, 2001 was 40% and 38% of revenue, respectively, compared to 64% for the three and six month periods ended June 30, 2000. This decrease resulted primarily from our utilization of the personnel and infrastructure that we have previously hired or built, and leveraging the experience that we have gained in enabling our customers to deploy our products. We have also reduced the per customer costs that we incur in driving the adoption and implementation of our products. With the acquisition of TANTAU, we expect that our cost of sales as a percentage of revenue will decrease, as platform sales do not typically require the same level of services as application sales, and therefore have relatively higher margins. In addition, we expect to see a decrease, in absolute dollars, in our cost of sales over the next two quarters as we realize cost savings from our June 2001 restructuring.

         RESEARCH AND DEVELOPMENT

         Research and development expenses include the compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

         Research and development (R&D) expenses increased to $11.7 million and $22.9 million in the three and six month periods ended June 30, 2001, respectively, from $6.2 million and $10.4 million in the same periods in 2000. The increase mainly reflects the growth in R&D personnel and product offerings, mainly as a result of our acquisition of Ezlogin, in June 2000, our September 2000 acquisition of Spyonit, and our January 2001 acquisition of TANTAU. This increase also resulted from our investment in our mobile commerce services platform. R&D expense, as a percentage of net revenues, was 83% and 82% in the three and six month periods ended June 30, 2001, respectively, compared to 157% and 147% in the same periods in 2000. We expect that our R&D costs will remain relatively stable in absolute dollars for the next two quarters as we channel the savings that we realized in the June 2001 restructuring into new R&D initiatives and as we focus on leveraging our existing R&D infrastructure.

         SALES AND MARKETING

         Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

         Sales and marketing (S&M) expenses were $10.6 million and $19.6 million for the three and six month periods ended June 30, 2001, respectively, compared to $4.0 million and $7.0 million in the same periods in 2000. These costs increased primarily because in 2001, with the acquisition of TANTAU, we have additional sales personnel to manage our relationships with our major customers and to expand our business in North America and in particular, Europe and the Asia Pacific region. In addition, the increase in absolute dollars is attributable to our continuing strategy of expanding our reach to new markets and of increasing our efforts to sell our expanding suite of products. However, S&M expenses, as a percentage of revenues, decreased to 75% and 70% for the three and six month periods in 2001, respectively, from 100% and 99% in 2000. We expect that our S&M costs will decrease as we leverage our sales infrastructure around the world and realize the savings we incurred as a result of the restructuring in June 2001.

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

         Our G&A expenses decreased to $4.0 million for the second quarter of 2001, from $5.0 million in the same quarter in 2000. The decrease is mainly due to the fact that in the second quarter of 2000, we incurred non-recurring costs related to professional fees due to acquisitions and corporate development activities. For the six month period ended June 30, 2001, G&A expenses increased to $10.6 million from $6.9 million in the same period of 2000. The increase in G&A expenses reflected expenditures related to the enhancement of our international infrastructure necessary to support our growing business. The remainder of the increase is related to our acquisition of TANTAU and the realigning of our business. G&A expenses as a percentage of revenues decreased to 28% and 38% for the three and six month periods ended June 30, 2001, respectively, from 127% and 98% in the same periods of 2000. We expect to see a further decrease in these percentages and to some extent, a reduction in absolute dollars in the next two quarters as we realize savings from our June 2001 restructuring and as we continue to leverage the infrastructure that we have built across our larger business, and as we begin to recognize additional operating efficiencies arising from our integration of TANTAU.

         DEPRECIATION AND AMORTIZATION

         Depreciation expense increased to $2.2 million and $3.9 million in the three and six month periods ended June 30, 2001, respectively, compared to $684,000 and $1.0 million in the same periods in 2000. The increase reflects our capital spending in computer hardware, office furniture and leasehold improvements at our facilities to support the additional personnel that we have hired and/or acquired through our acquisitions. Additional software development tools used for research and development and computer hardware purchased for our hosting facilities accounted for the remainder of the increase.

         Amortization expense increased to $27.4 million and $51.3 million in the three and six month periods ending June 30, 2001, from $1.4 million in both the first and second quarters in 2000. The increase was mainly due to the goodwill and acquired intangibles of the Ezlogin acquisition which was completed in June 2000, the Spyonit acquisition which was completed in September 2000 and the TANTAU acquisition which was completed in January 2001. We are amortizing goodwill related to these acquisitions over periods of up to 60 months.

         Consistent with our current accounting policy, on an ongoing basis, we review the valuation and amortization of goodwill, taking into consideration any events and circumstances which might impair the fair value of the related assets. Goodwill is written down to fair value when decreases in value are considered to be other than temporary, based upon expected future cash flows of the acquired business. We are currently performing a periodic review of the carrying values of our intangible and other assets to assess whether their carrying values are supportable. As this review has not yet been completed, we have not yet determined the effect that this assessment will have on our financial statements.

         RESTRUCTURING COSTS

         In connection with our June 2001 restructuring, we adopted a restructuring plan and incurred a restructuring charge of $3.4 million. Most of the severance cost related to this restructuring has been paid in June 2001. Included in our "Accrued Liabilities" is approximately $1.7 million in restructuring reserve relating to unpaid severance costs and lease exit costs.

         STOCK-BASED COMPENSATION

         Stock-based compensation represents amortization of deferred stock compensation that we recorded as a result of granting stock options to employees at less than the fair market value of our shares for financial reporting purposes on the date of grant. This stock based compensation is being amortized on a straight-line basis over the vesting periods of these options, which is generally three years. In addition, included in stock-based compensation expense is the amortization of deferred stock compensation that arose due to our acquisition of TANTAU (see note 2 of our condensed consolidated financial statements) and compensation expense relating to the contingent consideration incurred as part of our acquisition of YRLess. Stock-based compensation increased to $13.1 million and $23.8 million in the three and six month periods ending June 30, 2001, from $1.5 million and $2.3 million in the same periods of 2000. Most of the increase was attributed to the amortization of $53.3 million of deferred stock compensation that we recorded as part of the TANTAU acquisition in the first quarter. This amount will be amortized over a maximum period of two years.

         INTEREST INCOME

         Interest income decreased to $1.6 million and $4.1 million in the three and six month periods ended June 30, 2001, compared to $2.8 million and $5.0 million in the same periods of 2000. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares, including, in particular, the proceeds from our initial public offering in the first quarter of 2000. Interest income decreased in 2001 compared to 2000 because we have smaller holdings of cash and cash equivalent balances and short-term investments. Given the recent reductions in prevailing interest rates, we anticipate that we will receive reduced rates of interest on these assets during the current year than we did during the year ended December 31, 2000.

         EQUITY IN LOSS OF AFFILIATE

         We owned 24.9% of the equity of Maptuit, as of June 30, 2001. Our investment in Maptuit is accounted for using the equity method. Our share in the net loss of Maptuit increased to $480,000 and $758,000 for the three and six month periods ending June 30, 2001, respectively, compared to $213,000 and $279,000 in the comparative periods of 2000.

         WRITE-DOWN OF LONG-TERM INVESTMENTS

         Due to adverse changes in market conditions, several of the Company's long-term investments in other companies have experienced significant other than temporary declines in their values. As a result, we took a one-time write down of $6.3 million in the first quarter of 2001.

         NET LOSS

         We recorded a net loss of $62.8 million and $121.2 million for the three and six month periods ended June 30, 2001, compared to net losses of $14.8 million and $21.7 million for the same periods in 2000. Our loss increased as we amortized significant non-cash charges, and as we invested heavily in building our infrastructure. In particular, our research and development expenses and our sales and marketing expenses increased to meet required product delivery schedules and to gain market share. In addition, we incurred restructuring costs related to the realigning our operations to eliminate duplicate resources as a result of the acquisition of TANTAU. We expect to see improved operational savings begin in the third quarter of 2001 with a more streamlined organization, efficient process and integrated infrastructure. We expect that the magnitude of those savings and benefits from our increased scale and efficiency will more than offset the costs incurred.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $28.4 million and $44.6 million for the three and six month periods ended June 30, 2001, respectively, compared to $7.8 million and $9.2 million in the same periods last year. Net cash used in operating activities in the second quarter of 2001 consisted mainly of our net loss of $62.8 million, offset by depreciation and amortization expenses of $30.0 million and stock-based compensation expense of $13.1 million.

         Cash provided by financing activities was $165,000 and $783,000 in the three and six month periods ended June 30, 2001, respectively, compared to nil and $165.7 million in the same periods in 2000. The funds in 2000 represented the proceeds we raised in connection with our initial public offering of 6,900,000 common shares. The funds in 2001 represent the exercise of stock options.

         Cash used in investing activities, before the sale of short-term investments, was $2.3 million for the quarter ended June 30, 2001, compared to a use of $17.3 million for the same period in 2000. The main reason for the decrease compared to the three months ended June 30, 2000 is because in 2000, we made significant investments and acquisitions. For the six month period ended June 30, 2001, our cash flows from investing activities, before the sale of short-term investments, amounted to $16.6 million, compared to a use of cash of $22.0 million in the same period in 2000. The reason for the decrease compared to the six months ended June 30, 2001 is because in 2001, we acquired $30 million in cash as a result of the acquisition of TANTAU, offset by our investment in Webhelp Inc. of $7.6 million and CashEdge of $2.0 million. Short-term investments consisted mainly of corporate debt and commercial paper with terms to maturity of no greater than one year. The increase in cash from short-term investments was primarily due to the fact that a significant portion of our short-term investments had maturity dates during the first six months of 2001.

         We anticipate capital expenditures will continue to increase as we purchase computer equipment and development tools to support our research and development departments. In addition, as at June 30, 2001, we had commitments to purchase services and make minimum lease payments amounting to approximately $3.4 million. In February 2000, TANTAU borrowed $5.0 million under a note and a related loan agreement. The note bears interest at the rate of 10% per annum, and is repayable monthly over a three year term ending in February
2003. To date, under the terms of the note, only interest payments have been made on the outstanding balance, with principal payments commencing in monthly installments in September 2001. Aggregate principal and interest payments are expected to amount to $1.5 million for the year ending December
31, 2001, of which $250,000 has been paid as of June 30, 2001.

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

         RECENT ACCOUNTING POLICIES AND REGULATIONS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized; instead, these assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

         We are required to adopt the provisions of SFAS No. 141 immediately. We are required to adopt the provisions of SFAS No. 142 as of January 1, 2002. Until that time, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting standards in effect prior to the adoption of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in the manner required prior to the adoption of SFAS No. 142.

         SFAS No. 141 will require that upon adoption of SFAS No. 142, we will evaluate our existing intangible assets and goodwill that we acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will also be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption, which will be the three months ending March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the that period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in that period.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must then perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

         Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.



         INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements of a forward-looking nature. These statements are made under the U.S. Private Securities Litigation Reform Act of 1995. These statements include the statements herein regarding: our plans to expand our distribution channels, enter into new markets and increase the functionality of our products; the expected benefits from our acquisition of TANTAU Software; our expected new sources of revenue; the consequences of our shift from a fixed-fee to a variable fee license model; our future cost of revenue, gross margins and net losses; our future research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; and our future capital expenditures and capital requirements.

         The accuracy of these statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including unanticipated trends and conditions in our industry; any delays or difficulties that we encounter in rolling out enhanced products and services; the risk that demand for the services enabled by our products will not increase as we anticipate; the risk that the sale of our products and services involves a long sales cycle; the risk that the economic environment and business conditions will remain difficult to predict and that general economic activity could decline; the risk that we will not have sufficient capital to expand our operations; any delay, inability or difficulty encountered in increasing our revenues from our existing and future contracts; risks associated with our ability to efficiently integrate the companies that we have acquired; any inability to effectively develop and manage our combined international operations; competition in our industry and target markets; and other risks described in our SEC filings, including our annual report on Form 10-K. These risks are also described in our filings with the Canadian Securities Administrators, including our prospectuses, material change reports, Annual Information Form and Management Information Circular. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         IMPACT OF INTEREST RATE EXPOSURE

         As of June 30, 2001, we had approximately $138.0 million in cash, cash equivalents and short-term investments, of which over $63.1 million were short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.

         IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

         Our functional currency is the U.S. dollar. The majority of our non-US dollar denominated expenses are still incurred in Canadian dollars, although with the purchase of TANTAU, an increased proportion are incurred in Euros and other European currencies. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the period ended June 30, 2001, we incurred foreign currency losses of approximately $90,000. In the future, we may seek to minimize this risk by hedging our known exposures, such as salaries, rent and other payments. We plan to account for any arrangements of this kind according to Financial Accounting Standard 133 of the U.S. Financial Accounting Standards Board.

PART II.          OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In June 2001, we and certain of our present and former officers and directors were named as defendants in a series of purported class actions filed in the United States District Court for the Southern District of New York asserting that the underwriters of our initial public offering in January 2000 engaged in allegedly improper compensation arrangements that were not disclosed in the offering's prospectus. Similar actions have been filed against more than ninety other issuers and their underwriters. We intend to defend these cases vigorously.


ITEM 2.  CHANGES IN SECURITIES

            In March 2001, we issued 127,163 of our common shares to the former shareholders of YRless Internet Corporation as a portion of the consideration from our March 2000 acquisition. Under our agreements with these shareholders, who are former employees of our company, we expect to pay the two remaining installments of the purchase price through the issuance of additional common shares in March 2002 and March 2003.

            The issuance of these shares was exempt from registration under the Securities Act of 1933 under Section 4(2) and Regulation S under the Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual and Special Meeting of Shareholders (the "Meeting") was held on April 26, 2001. The following matters were submitted to our shareholders for their vote, and the results of the vote taken at the Meeting were as follows:

1. Each of our current directors standing for reelection was reelected for a one year term.


(a)    Gregory Wolfond:            41,299,172 votes for;         2,350 votes withheld       8,742 broker held non-voted shares;
(b)    John Sims:                  41,298,922 votes for;         2,350 votes withheld;      8,992 broker held non-voted shares;
(c)    Lloyd F. Darlington:        41,153,648 votes for;       147,894 votes withheld;      8,722 broker held non-voted shares;
(d)    James D. Dixon:             41,153,358 votes for;       147,894 votes withheld;      9,012 broker held non-voted shares;
(e)    Holger Kluge:               41,153,407 votes for;       147,894 votes withheld;      8,963 broker held non-voted shares;
(f)    J. Robert S. Prichard:      41,298,775 votes for;         2,350 votes withheld;      9,139 broker held non-voted shares;
(g)    Barry Reiter:               41,153,578 votes for;       147,894 votes withheld;      8,792 broker held non-voted shares;
(h)    Joseph Aragona:             41,153,578 votes for;       147,894 votes withheld;      8,792 broker held non-voted shares;
(i)    Charles Goldman:            41,299,022 votes for;         2,350 votes withheld;      8,892 broker held non-voted shares;
(j)    Frederick T. White:         41,299,072 votes for;         2,350 votes withheld;      8,842 broker held non-voted shares; and
(k)    Antti Vasara:               41,298,946 votes for;         2,350 votes withheld;      8,968 broker held non-voted shares;

2. Resolutions authorizing: (i) an amendment to our Amended and Restated 2000 Stock Option Plan (the "2000 Plan") increasing the maximum number of common shares of our ("Common Shares") which may be reserved for issuance thereunder from 3,800,000 to 10,500,000 Common Shares (including certain stock options assumed on the acquisition of TANTAU Software, Inc.), and deleting the related restriction limiting the number of stock options under all of our equity compensation plans to a specified percentage of our outstanding capital; and
(ii) certain technical amendments to the 2000 Plan, the full text of which was set forth in Annex A to the Management Information Circular and Proxy Statement accompanying the notice of the Meeting.

   36,606,514 votes for;     1,692,296 votes against;    11,967 abstentions; and
     2,999,437 broker held non-voted shares.

3. The appointment of KPMG LLP, Chartered Accountants, as our independent auditors for fiscal 2001 and the authorization of our Board of Directors to fix the remuneration of the auditors.

  41,109,818 votes for;      192,819 votes against;       2,622 abstentions; and
       4,955 broker held non-voted shares.



ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K.

           (a)    EXHIBITS:

EXHIBIT
NUMBER          NAME OF DOCUMENT
-------         ----------------
3.1(1)          Articles of the Registrant.
3.2(1)          By-laws of Registrant.
10.1(1)(2)      Technology License Agreement, dated as of April 30, 1998,
                between the Registrant and Bank of Montreal.
10.2(1)         Mutual Indemnity Agreement, dated April 30, 1998, between the
                Registrant and Bank of Montreal.
10.3(1)         Letter Agreement, dated November 27, 1998, between
                Bank of Montreal and the Registrant.
10.4(1)         Letter Agreement, dated November 27, 1998, between Bank
                of Montreal and the Registrant.
10.5(1)         Letter Agreement, dated July 26, 1999, between Bank of Montreal and the Registrant.
10.6(1)         Form of Registration Rights Agreement
10.7(1)(2)      Master Technology License Agreement, dated December 29, 1999, between Citicorp Strategic Technology Corporation and the
                Registrant.
10.8(1)         Support Agreement, dated December 29, 1999, among Citicorp
                Strategic Technology Corporation, 724 Solutions International
                SRL and the Registrant.
10.9(2)(3)      Licensed Affiliate Agreement between the Registrant and
                Citibank, N.A
10.10(3)        First Amended and Restated Agreement and Plan of Merger
                and Reorganization among the Registrant, Sapphire Merger Sub,
                Inc., Ezlogin.com. and Alexandre Balkanski, as Shareholders'
                Agent, dated as of May 9, 2000.
10.11(3)        Amendment to First Amended and Restated Agreement and
                Plan of Merger and Reorganization, among the Registrant,
                Sapphire Merger Sub, Inc., Ezlogin.com, Inc. and Alexandre
                Balkanski, as Shareholders' Agent, dated as of June 9, 2000.
10.12(4)        Agreement and Plan of Merger and Reorganization among
                724 Solutions Inc., the Registrant, Serpent Merger Sub, Inc.,
                Spyonit.com, Inc. and certain stockholders of Spyonit.com, Inc., dated as of September 12, 2000.
10.13(4)        Agreement and Plan of Merger, dated as of November 29, 2000, by and among the Registrant, Saturn Merger Sub, Inc. and
                TANTAU Software, Inc.
10.14(4)        Form of Resale Restriction Agreement relating to former
                securityholders of TANTAU Software, Inc.
10.15(4)        Form of Indemnification and Escrow Agreement relating to former securityholders of TANTAU Software, Inc.
10.16.1(5)      Registrant's Canadian Stock Option Plan.
10.17.2(5)      Registrant's U.S.  Stock Option Plan.
10.17.3(5)      Registrant's 2000 Stock Option Plan.
10.17.4(6)      Registrant's TANTAU Software, Inc. Stock Option Plan.
10.18.1(5)      Employment Agreement of Gregory Wolfond.
10.18.2(5)      Employment Agreement of John Sims.
10.18.3(5)      Employment Agreement of Christopher Erickson.
10.18.4(5)      Employment Agreement of Karen Basian.
10.18.5(5)      Employment Agreement of Christopher Jarman.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form F-1, File No. 333-90143.

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

(3) Incorporated by reference to the Registrant's Annual Report on Form 20-F, Filed on June 29, 2000.

(4) Incorporated by reference to the Registrant's Registration Statement on Form F-4, File No. 333-52698.

(5) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, filed March 29, 2001.

(6)      Filed herewith.

         (b)      REPORT ON FORM 8-K:

         We did not file any reports on Form 8-K during the three months ended June 30, 2001.

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




   SIGNATURES                     TITLES                             DATE
   ----------                     ------                             ----

/s/ JOHN SIMS
-------------------     Chief Executive Officer (principal       August 14, 2001
    John Sims           executive officer)


/s/ KAREN BASIAN
-------------------     Chief Financial Officer (principal       August 14, 2001
   Karen Basian         financial and accounting officer)

