Form 10-Q
period 2001-09-30
724 SOLUTIONS INC
filed 2001-11-13
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-31146

                               724 SOLUTIONS INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Ontario                                   Inapplicable
           -------------------------------                  ------------------
           (State or Other Jurisdiction of                   (I.R.S. Employer
           Incorporation or Organization)                   Identification No.)

   10 York Mills Road, Third Floor Toronto, Ontario               M2P 2G4
   ------------------------------------------------              ----------
      (Address of Principal Executive Office)                    (Zip Code)

                                 (416) 226-2900
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              ---------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)

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

        Common Shares, no par value - 58,357,764 shares outstanding as of
                              November 9, 2001.
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                               724 SOLUTIONS INC.

                                TABLE OF CONTENTS

Part I.   Financial Information

          Item 1.  Financial Statements

                   a)  Consolidated Balance Sheets ....................................1

                   b)  Consolidated Statement of Operations ...........................2

                   c)  Consolidated Statement of Cash Flows ...........................3

                   d)  Consolidated Statements of Shareholders' Equity ................4

                   e)  Notes to Consolidated Financial Statements .....................5

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .........................................20

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........37

Part II.  Other Information

          Item 1.  Legal Proceedings .................................................38

          Item 2.  Changes in Securities .............................................38

          Item 3.  Defaults Upon Senior Securities ...................................38

          Item 4.  Submission of Matters to a Vote of Security Holders ...............38

          Item 5.  Other Information .................................................38

          Item 6.  Exhibits and Report on Form 8-K ...................................39

Signatures ...........................................................................40

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)    CONSOLIDATED BALANCE SHEETS

           (in thousands of US dollars, except common shares amounts)


                                                           SEPTEMBER 30        December 31,
                                                                   2001                2000
                                                            (UNAUDITED)

Assets

Current assets:
     Cash and cash equivalents (note 4)                    $    92,769         $    73,898
     Short-term investments (note 4)                            14,698              92,726
     Accounts receivable-trade net of
       allowance of $483 (December 31, 2000 - $52)              17,656               4,376
     Prepaid expenses and other receivables                      3,324               2,260
                                                           -------------------------------
                                                               128,447             173,260
Fixed assets                                                    16,965              11,297
Investments (notes 5 and 11)                                     6,583              12,196
Intangible and other assets (notes 7 and 11)                    19,898              90,563
                                                           -------------------------------
Total assets                                               $   171,893         $   287,316
                                                           ===============================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                      $     1,882         $     2,203
     Accrued liabilities                                        13,717              18,198
     Notes payable                                               3,572                   -
     Deferred revenue                                            3,178               1,887
     Deferred consideration                                      1,519               1,190
                                                           -------------------------------
                                                                23,868              23,478
Leasehold inducements                                              305                 375
Notes payable, net of current portion                            1,177                   -
Deferred consideration, net of current portion                   1,330               1,200

Shareholders' equity:
     Share capital (note 10):
         Authorized:
              Unlimited common shares
              Unlimited preferred shares
         Issued and outstanding:
              58,355,855 common shares
              (December 31, 2000 - 39,112,975)                 763,329             357,158
     Deferred stock-based compensation (note 6)                (29,634)            (14,946)
     Accumulated deficit                                      (588,449)            (79,949)
     Cumulative translation adjustment                             (33)                  -
                                                           -------------------------------
                                                               145,213             262,263
                                                           -------------------------------
Total liabilities and shareholders' equity                 $   171,893         $   287,316
                                                           ===============================

          See accompanying notes to consolidated financial statements.

(b)    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

             (in thousands of U.S. dollars except per share amounts)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30                   SEPTEMBER 30,
                                                                2001          2000             2001          2000
Revenue:
     Product                                                 $     6,614   $     3,482      $    24,717   $     8,587
     Services                                                      3,427         2,632           13,251         4,606
                                                             --------------------------------------------------------
Total revenue                                                     10,041         6,114           37,968        13,193

Operating expenses:
     Cost of revenue                                               4,232         3,777           14,968         8,280
     Research and development                                      9,308         8,065           32,225        19,033
     Sales and marketing                                           9,751         3,632           29,374         9,396
     General and administrative                                    2,416         3,879           12,999        11,492
     Depreciation                                                  2,422         1,313            6,319         2,314
     Amortization of intangibles                                  26,964         7,917           78,209         9,267
     Stock-based compensation:                                                                                      -
         Cost of revenue                                            (171)           27              266            68
         Research and development                                  8,326           950           22,427         2,354
         Sales and marketing                                       2,804           335            8,148           829
         General and administrative                                2,757           243            6,643           603
     Restructuring costs (NOTE 11)                                     -             -            3,433             -
     Write-down of intangible and other assets (NOTE 11)         321,461             -          321,461             -
                                                             --------------------------------------------------------
     Total operating expenses                                    390,270        30,138          536,472        63,636
                                                             --------------------------------------------------------

Loss from operations                                            (380,229)      (24,024)        (498,504)      (50,443)
Interest income                                                    1,101         3,633            5,182         8,643
Equity in gain (loss) of affiliate                                  (420)          965           (1,178)          686

Loss before write-down of long-term investments                 (379,548)      (19,426)        (494,500)      (41,114)
Write-down of long-term investments (NOTE 11)                     (7,750)            -          (14,000)            -
                                                             --------------------------------------------------------
     Net loss for the period                                 $  (387,298)  $   (19,426)     $  (508,500)  $   (41,114)
                                                             --------------------------------------------------------

Other comprehensive income:
Unrealized holding gain (loss) on Cumulative
   translation adjustment                                           (170)            -              (33)            -
                                                             --------------------------------------------------------
                                                             $  (387,468)  $   (19,426)     $  (508,533)  $   (41,114)
                                                             ========================================================

Basic and diluted net loss per share                         $     (6.64)  $     (0.51)     $     (8.98)  $     (1.13)

Weighted-average number of shares used in computing
   basic and diluted loss per share (in thousands)
   (NOTE 10)                                                      58,317        37,961           56,624        36,246
                                                             --------------------------------------------------------

          See accompanying notes to consolidated financial statements.

(c)    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

            (in thousands of U.S. dollars, except share amounts)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                        2001            2000            2001            2000
Cash flows from (used in) operating activities:
     Net loss for the period                                     $  (387,298)    $   (19,426)    $  (508,500)    $   (41,114)
     Depreciation and amortization                                    29,386           9,230          84,528           11581
     Stock-based compensation                                         13,716           1,555          37,484           4,103
     Other non-cash expenses                                             512            (171)            132             (65)
     Write-down of long-term investments (NOTE 11)                     7,750               -          14,000               -
     Write-down of intangible and other assets (NOTE 11)             321,461               -         321,461               -
     Equity in loss (gain) of affiliate                                  420            (965)          1,178            (686)
     Foreign exchange loss                                                 -             266              72             651
     Change in operating assets and liabilities:                                                           -
         Accounts receivable                                          (2,769)         (2,113)         (8,664)            (84)
         Prepaid expenses and other receivables                         (570)           (724)            (41)         (2,255)
         Accrued interest on short term investments                      706               -           1,872               -
         Accounts payable                                             (4,623)         (4,030)         (1,064)           (306)
         Accrued liabilities                                          (1,723)          1,765         (11,519)          5,233
         Deferred revenue                                             (2,441)         (1,322)           (852)         (2,238)
                                                               -------------------------------------------------------------
     Net cash flows used in operating activities                     (25,473)        (15,935)        (69,913)        (25,180)

Cash flows from (used in) financing activities:
     Principal repayment of notes payable                               (259)              -            (259)              -
     Issuance of common shares for cash                                   97             (36)            880         165,672
                                                               -------------------------------------------------------------
     Net cash flows from (used in) financing activities                 (162)            (36)            621         165,672

Cash flows from (used in) investing activities:
     Purchase of fixed assets                                         (5,299)         (2,998)        (10,032)         (8,777)
     Sale (purchase) of short-term investments                        47,800        (147,952)         76,156        (158,062)
     Purchase of intangible and other assets                            (422)            (68)         (1,014)         (2,136)
     Net sale (purchase) of long-term investments                      1,137               -          (7,264)        (11,250)
     Acquisitions                                                          -          (2,065)         30,248          (4,988)
                                                               -------------------------------------------------------------
     Net cash flows from (used in) investing activities               43,216        (153,083)         88,094        (185,213)

Effect of change in exchange rates on cash held in a foreign             228            (266)             68            (651)
   currency                                                    -------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  17,810        (169,320)         18,871         (45,372)

Cash and cash equivalents, beginning of period                        74,959         189,235          73,898          65,287
                                                               -------------------------------------------------------------
Cash and cash equivalents, end of period                         $    92,769     $    19,915     $    92,769     $    19,915
                                                               -------------------------------------------------------------

Supplemental disclosures of non-cash investing
   and financing activities:
     Net assets acquired from acquisitions                       $         -     $        82     $    24,025     $     1,837
                                                               -------------------------------------------------------------
     Common shares issued upon acquisitions                                -       1,041,616      17,119,869       2,045,210
                                                               -------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

(d)    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

             (In thousands of U.S. dollars, except number of shares

           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                                       Deferred
                                                                      stock-based
                                                                     compensation                    Cumulative       Total
                                                Common shares         related to      Accumulated    translation   shareholders'
                                             Number        Amount    stock options      deficit      adjustment       equity
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                 29,402,426     $  84,762    $  (5,909)      $ (16,685)    $       -      $  62,168

Loss for the period                                  -             -            -         (41,117)            -        (41,117)
Deferred stock-based compensation                    -        14,613      (14,613)              -             -              -
Amortization of deferred stock-based
   compensation                                      -             -        4,103               -             -          4,103
Issuance for cash on exercise of options       713,494           458            -               -             -            458
Issuance of common shares                    8,945,210       257,246            -               -             -        257,246
-------------------------------------------------------------------------------------------------------------------------------
Balances, September  30, 2000               39,061,130     $ 357,079    $ (16,419)      $ (57,802)    $       -      $ 282,858
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000                 39,112,975     $ 357,158    $ (14,946)      $ (79,949)    $       -      $ 262,263

Loss for the period                                  -             -            -        (508,500)            -       (508,500)
Cumulative translation adjustment                    -             -            -               -           (33)           (33)
Deferred stock-based compensation                    -        48,951      (46,301)              -             -          2,650
Amortization of deferred stock-based
   compensation                                      -             -       31,613               -             -         31,613
Issuance for cash on exercise of options       978,872           880            -               -             -            880
Issuance of common shares                   18,264,038       356,340            -               -             -        356,340
-------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2001                58,355,885     $ 763,329    $ (29,634)      $(588,449)    $     (33)     $ 145,213
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

(e)    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

1.     BASIS OF PRESENTATION:

       The accompanying consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). Intercompany transactions and balances are eliminated on consolidation.

       The consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles, which conform, in all material respects, with U.S. generally accepted accounting principles. Unless otherwise noted, the interim financial statements follow the same accounting polices and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2000 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on March 21, 2001 and with the Securities and Exchange Commission on Form 10-K on March 29, 2001. Certain comparative figures have been reclassified to conform to the current year's presentation.

       The information furnished as at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.     SIGNIFICANT ACCOUNTING POLICES:

       The following should be read in conjunction with the Company's other significant accounting polices included in the Company's audited annual consolidated financial statements for the year ended December 31, 2000.

       REVENUE RECOGNITION

       The Company recognizes product revenue in accordance section 3400 of the Canadian Institute of Chartered Accountants' ("CICA") handbook and have applied relevant U.S. accounting standards including the American Institute of Certified Public Accountants ("AICPA"), Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", the SEC Staff Accountant Bulletin No.101 - "Revenue Recognition in Financial Statements".

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

2.     SIGNIFICANT ACCOUNTING POLICES (CONTINUED):

       The Company recognizes product revenue when the Company has an executed license agreement with the customer, the software product has been delivered, the amount of the fees to be paid by the customer is fixed and determinable, and collection of these fees is deemed probable. The Company considers fees related to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

       The Company enters into software license agreements that provide for future royalty/license payments to be made based on a per user fee. These arrangements often specify a quarterly minimum payment. Revenue from the minimum payments is recognized on a monthly basis. Revenue associated with user fees in excess of any minimum payments is recognized when the amount becomes determinable, generally on a quarterly basis.

       Typically, software license agreements are multiple element arrangements as they include consulting, related maintenance and implementation fees. Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangements. When services are considered essential, license and service revenue under the arrangement are recognized as services are performed as discussed below. When services are not considered essential, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of fair value of each element. The revenue allocable to the software license is recognized when the product revenue criteria are met. The revenue allocable to the consulting services is recognized as the services are performed. In instances where vendor specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of accounting.

       Services revenue is recognized as the services are performed in accordance with SOP 97-2 and SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Maintenance and support revenues paid in advanced are non-refundable and are recognized rateably over the term of the agreement, which is typically 12 months.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

2.     SIGNIFICANT ACCOUNTING POLICES (CONTINUED):

       Hosting service arrangements typically include a software license, a one-time setup fee, and a monthly flat fee or a monthly fee based on the number of users. The Company recognizes license revenue when the criteria for product revenue are met and when the customers have the contractual right to take possession of the software at any time without significant penalty and it is feasible for the customer to either run the software on its own hardware or to contract with another party unrelated to the Company to host the software. When these conditions do not exist, the software license fee is recognized ratably over the term of the contract. The one-time setup fee is recognized over the term of the hosting arrangement, and the application hosting services revenue is recognized monthly as earned on a fixed fee or variable rate basis.

       The Company enters into arrangements with original equipment manufacturers ("OEM") and resellers. Under these arrangements, the Company grants the OEM or reseller rights to sell products which incorporate the Company's products for a specific period of time. The Company's primary obligation to the OEM and reseller is to deliver a product master and any bug fixes under warranty provisions in order to maintain the product master in accordance with published specifications. In some arrangements, the Company receives prepaid, non-refundable minimum license fees from OEM or reseller. As the Company's primary obligation to an OEM or reseller is fulfilled upon delivery of the product master, the Company recognizes the prepaid, non-refundable minimum license fees as revenue upon delivery of the product master and upon meeting all other product revenue recognition criteria.

       The Company enters into sales agreements with certain customers from whom the Company acquires goods and services. In these instances, the Company recognizes revenue on products sold in accordance with Canadian Institute of Chartered Accountants' Handbook section 3830, "Non-Monetary Transactions" and the United States' Accounting Principles Board (APB) No. 29, "Accounting for Nonmonetary transactions", and Emerging Issues Task Force, or EITF, Issue No. 86-29, "Nonmonetary Transactions:
       Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions". Transactions involving the exchange of monetary consideration representing 25% or greater of the fair value of the arrangement are considered to be monetary transactions. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products and services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining the fair values of software arrangements, the Company considered the vendor specific objective evidence of fair value ("VSOE"), as defined in Statement of Position 97-2, of the product delivered and the fair value of the asset received. For nonmonetary arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, generally zero.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

2.     SIGNIFICANT ACCOUNTING POLICES (CONTINUED):

       Product and services revenues that have been prepaid but do not yet qualify for recognition as revenues under the Company's revenue recognition policy are reflected as deferred revenues on the Company's balance sheet.

3.     ACQUISITIONS:

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

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

3.     ACQUISITIONS (CONTINUED):

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

       --------------------------------------------------------------------
                                                                 Fair Value
       --------------------------------------------------------------------
       Net tangible assets acquired:
           Cash and cash equivalents                           $     30,248
           Accounts receivable                                        5,213
           Prepaid expenses and other receivables                       721
           Investment in Accrue Software Inc.                           581
           Capital assets                                             1,884
           Other assets                                                 303
           Accounts payable                                            (743)
           Accrued liabilities                                       (7,039)
           Deferred revenue                                          (2,143)
           Notes payable                                             (5,000)
       --------------------------------------------------------------------
                                                                     24,025

       Allocation of the net purchase price:
           Goodwill                                                 302,859
           Identifiable assets                                       27,570
           Deferred stock-based compensation                         53,280
       --------------------------------------------------------------------
                                                                    383,709
       --------------------------------------------------------------------
                                                               $    407,734

       Consideration paid:
           Share and stock option consideration                $    398,349
           Costs of acquisition                                       9,385
       --------------------------------------------------------------------
                                                               $    407,734
       ====================================================================

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

3.     ACQUISITIONS (CONTINUED):

       The table below reflects the unaudited pro forma consolidated results of the Company and TANTAU as if the acquisition had taken place on January 1, 2000 and January 1, 2001.

       --------------------------------------------------------------------------------------
                                                                   Nine months ended
                                                              September 30,     September 30,
                                                                   2001              2000
       --------------------------------------------------------------------------------------
                                                                (unaudited)       (unaudited)
       Revenue                                                $      38,172     $      19,767
       Pro forma loss for the period                               (518,727)         (159,553)
       Pro forma loss for the period per common share                 (9.00)            (2.99)
       --------------------------------------------------------------------------------------

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

       Cash consists of deposits with major financial institutions. Cash equivalents consist of short-term deposits and high-grade commercial paper with an original term to maturity of three months or less at the date of purchase.

       All short-term debt securities held are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (CONTINUED):

       The components of cash and cash equivalents and short-term investments are summarized as follows:

       ---------------------------------------------------------------------------------
                                                      September 30,         December 31,
                                                               2001                 2000
       ---------------------------------------------------------------------------------
       Cash and cash equivalents:
           Cash                                         $    22,388          $     1,297
           Cash equivalents:
                Government T-Bills                           16,744               32,086
                Corporate bonds                              21,500               33,374
                Bearer Deposit Note                           4,999                    -
                Corporate commercial paper                   27,138                7,141
       ---------------------------------------------------------------------------------
                                                        $    92,769          $    73,898
       =================================================================================

       Short-term investments:
           Held-to-maturity:
                Corporate commercial paper              $    11,254          $    90,546
                Corporate bonds                               2,018                    -
                Government term deposits                          -                2,180
                Government T-Bills                              494                    -
                Cashable GIC                                    932                    -
       ---------------------------------------------------------------------------------
                                                        $    14,698          $    92,726
       =================================================================================

5.     INVESTMENTS:

       (i)  INVESTMENT IN CASHEDGE INC.

       On May 31, 2001, the Company acquired an 11.0% interest in CashEdge Inc. ("CashEdge") for $2,000 in cash. CashEdge is a privately held company in the business of developing software that provides end-users with the ability to aggregate account information electronically via the Internet. The investment is accounted for using the cost method of accounting. In addition, the Company also entered into a reseller arrangement with CashEdge, whereby CashEdge was appointed a non-exclusive distributor of the Company's Alerts and Wireless Aggregation product and the Company was appointed as a non-exclusive distributor of CashEdge's Aggregation Service. As at September 30, 2001, no sales between the parties have taken place.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

5.     INVESTMENTS (CONTINUED):

       (ii)  INVESTMENT IN WEBHELP INC.

       On March 26, 2001, the Company entered into a series of transactions with Webhelp Inc. ("Webhelp"), a private company incorporated in Delaware.

       The Company acquired 4,087,193 series C convertible preferred shares of Webhelp for cash of $7,621 and share consideration of 196,836 common shares of the Company valued at $1,937. This investment represents a shareholder interest of approximately 11% in Webhelp. The investment is being accounted for on a cost basis.

       On March 26, 2001, the Company purchased the right, title and interest in Webhelp's "Web Application Event Framework" technology ("WAEF"). This technology is designed to allow mobile applications to be executed with real-time interaction. As part of the arrangement, Webhelp retained a worldwide right to use the WAEF in its current businesses. The aggregate purchase price consisted of 820,150 common shares of the Company and additional consideration based on a fixed percentage of future sales of WAEF and products incorporating WAEF for a period of three years. The value ascribed to the shares issued on acquisition amounted to approximately $8,070 and has been recorded as acquired technology. The Company intends to expense, as a selling cost, any amounts paid under the conditional consideration obligations. No amounts have been paid or are payable to September 30, 2001 under the contingent consideration arrangement. As at September 30, 2001 184,533 of 820,150 common shares issued are being held in escrow pending the completion by Webhelp of certain conditions to the agreement. On March 26, 2001, Webhelp purchased, from the Company, a perpetual license for a fixed number of users of the Company's Wireless Internet Platform ("WIP") for a non-refundable fee based on commercial rates that are comparable to rates charged to other customers.

       (iii)  WRITE-DOWN OF LONG TERM INVESTMENTS

       In the three months and nine months ended September 30, 2001, the Company wrote down $7,750 and $14,000 respectively as its long-term investments have experienced significant other than temporary declines in their values. Refer to note 11 "Charges".

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

6.     DEFERRED STOCK-BASED COMPENSATION:

       Deferred stock-based compensation related to employee options represents amounts that the Company recorded as a result of granting stock options to its employees at less than the fair market value for financial reporting purposes of the Company's shares on the date of the grant. Deferred stock-based compensation relating to options issued to employees is recognized as an expense over the vesting period of the stock option. Deferred stock-based compensation related to options and unvested shares issued in connection with business acquisitions amounted to $53,280 for the nine months ended September 30, 2001 and relates to the Company's acquisition of TANTAU (note 3). This amount is recognized as an expense over a maximum period of two years, which is the maximum vesting period of the stock options and unvested shares.

7.     INTANGIBLE AND OTHER ASSETS:

       --------------------------------------------------------------------------------
                                                     September 30,         December 31,
                                                              2001                 2000
       --------------------------------------------------------------------------------
       Goodwill                                         $   12,781           $   87,387
       Deferred acquisition costs                               --                9,385
       Acquired technology and other assets                 11,925               12,634
       --------------------------------------------------------------------------------
                                                            24,706              109,406

       Less accumulated amortization                         4,808               18,843
       --------------------------------------------------------------------------------
                                                        $   19,898           $   90,563
       ================================================================================

       Goodwill represents the excess of the purchase price over the fair value of net assets acquired, and is being amortized on a straight-line basis over a period of up to five years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which might impair the fair value of the related asset. Goodwill is written down to fair value when decreases in value are considered to be other than temporary, based upon expected cash flows of the acquired business. During the three month period ended September 30, 2001, the Company recorded an impairment charge of $321,461 related to intangible and other assets. See Note 11 "Charges".

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

8.     SEGMENTED INFORMATION:

       The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable financial institutions and other customers to deliver financial information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenues and assets is set forth below:


       ----------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                  Nine Months Ended
       ----------------------------------------------------------------------------------------------------------
                                              September 30,      September 30,     September 30,    September 30,
                                                        2001              2000              2001             2000
       ----------------------------------------------------------------------------------------------------------
       Net revenue by geographic locations:
           North America                          $    8,773         $   6,114        $   27,008       $   13,193
           Europe                                        382                 -             6,054                -
           Asia Pacific                                  886                 -             4,906                -
       ----------------------------------------------------------------------------------------------------------
                                                  $   10,041         $   6,114        $   37,968       $   13,193
       ==========================================================================================================

       ----------------------------------------------------------------------------------------------------------
                                                      September 30, 2001               September 30, 2000
       ----------------------------------------------------------------------------------------------------------
                                                                 Intangible                          Intangible
                                                    Fixed         and other             Fixed         and other
                                                   assets            assets            assets            assets
       ----------------------------------------------------------------------------------------------------------
       North America                           $   15,468        $   19,898         $   9,712        $   90,750
       Europe                                       1,366                 -                25                 -
       Asia Pacific                                   131                 -                39                 -
       ----------------------------------------------------------------------------------------------------------
                                               $   16,965        $   19,898         $   9,776        $   90,750
       ==========================================================================================================

       For the nine months ended September 30, 2001, one customer accounted for 11% of revenue. For the nine months ended September 30, 2000, four customers accounted for 41%, 20%, 18% and 16% of revenue, respectively.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

9.     RELATED PARTY TRANSACTIONS:

       In 2000, the Company transacted with certain shareholders who owned in excess of 10 percent of the outstanding common shares of the Company. In 2001, these shareholders ceased to own in excess of 10 percent of the outstanding common shares of the Company and are therefore no longer considered to be related parties. The following table sets out the balances and transactions with these shareholders in the period when they were related parties. These amounts have been recorded at the exchange amount:

       -------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended
       -------------------------------------------------------------------------------------------------------
                                                                            September 30,        September 30,
                                                                                     2001                 2000
       -------------------------------------------------------------------------------------------------------
       Related party balances:
           Accounts receivable, net of allowance
              for doubtful accounts of  nil (September 30, 2000-$92)            $       -           $    2,249
           Deferred revenue                                                             -                2,934
       -------------------------------------------------------------------------------------------------------
       Related party transactions:
           Net revenue:
                Product                                                         $       -           $    8,532
                Service                                                                 -                4,037
       -------------------------------------------------------------------------------------------------------

10.    SHARE CAPITAL:

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

       At September 30, 2001 and December 31, 2000, there were options outstanding to acquire 8,537,052 and 3,973,522 common shares of the Company, respectively.

       The Company has excluded from the calculation of diluted earning per share, all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic per share in the future, because to do so would have been anti-dilutive.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

11.    CHARGES:

       For the three and nine months ended September 30, 2001, the Company recorded charges for restructuring activities and the write-down of long-term investments, goodwill and other intangible assets. There were no such charges for the three and nine months ended September 30, 2000. The following table summarizes these charges:

                                   SEPTEMBER 30, 2001            CUMULATIVE DRAWDOWN
                              ----------------------------      ----------------------        PROVISION
                               THREE MONTHS    NINE MONTHS        CASH        NON-CASH        BALANCE AT
                                   ENDED          ENDED         PAYMENTS       CHARGES    SEPTEMBER 30, 2001
                              ----------------------------      ----------------------    -------------------
Restructuring charge:
   Severance                       $      -      $   2,259       $ 2,059     $       -              $     200
   Lease exit costs                       -          1,174             -             -                  1,174
                              -------------------------------------------------------------------------------
                                   $      -      $   3,433       $ 2,059     $       -              $   1,374
                              ===============================================================================

Write down of intangible and
    other assets:
    Acquired businesses
       Goodwill                    $ 299,872     $ 299,872       $     -     $ 299,872              $       -
       Acquired technology             5,252         5,252             -         5,252                      -
       Other                           9,609         9,609             -         9,609                      -
                              -------------------------------------------------------------------------------
                                     314,733       314,733             -       314,733                      -
    WAEF technology                    6,728         6,728             -         6,728                      -
                              -------------------------------------------------------------------------------
                                   $ 321,461     $ 321,461       $     -     $ 321,461              $       -
                              ===============================================================================
Write down of long-term
    investment                     $   7,750     $  14,000       $     -     $  14,000              $       -
                              -------------------------------------------------------------------------------
Total Charges                      $ 329,211     $ 338,894       $ 2,059     $ 335,461              $   1,374
                              ===============================================================================

       RESTRUCTURING CHARGE:

       With the downturn in general economic conditions, the Company has been working to identify areas to reduce costs and leverage the infrastructure that it has obtained through acquisitions and growth by eliminating duplicate resources and positions, narrowing its focus to certain product markets and streamlining operating processes. As a result of this realignment, in the three months ended June 30, 2001 the Company recorded a restructuring charge of $3.4 million related to employee severance and lease costs for the closing of our facilities. In October 2001, the Company announced a further reduction in its work force of approximately 350 positions and associated infrastructure costs as described in Note 12, "Subsequent Events".

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

11.    CHARGES (CONTINUED):

       WRITE-DOWN OF INTANGIBLE AND OTHER ASSETS:

       (i) ACQUIRED BUSINESSES

       The Company performed an assessment of the carrying values of intangible and other assets recorded in connection with its various acquisitions. The assessment was performed because a number of factors indicated that impairments have arisen in the period ended September 30, 2001. The main indicators of impairment were the significant changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies such as revenue multiples, significant negative industry and economic trends impacting both the Company's current operations and expected future growth rates, and decisions made by the Company related to the abandonment of certain acquired technology. Based on these factors, the Company concluded that a significant other than temporary impairment existed with respect to the Company's intangible assets, which primarily relates to the goodwill and acquired technology associated with the acquisitions of Ezlogin.com, Inc., Spyonit.com, Inc. and TANTAU Software Inc.

       In quantifying the impairment charge, the Company compared the expected future cash flows of each acquisition, including terminal value, to the respective carrying value of the assets of the business. Variables in the cash flow include estimated revenue contribution to the Company's overall revenues and estimated costs. The cash flow periods used ranged between three and five years, consistent with the useful life of the related asset acquired. The discount rate ranged between 15 and 20 percent and is based on the risk free rate, adjusted for risk factors of the acquired company.

       As a result of the Company's review, the Company determined that the carrying values of the acquired businesses were not fully recoverable. Accordingly, the Company recorded, in the three months ended September 30, 2001, a $314,733 write down of intangible and other assets based on the amount by which the carrying amount of the intangible and other assets exceeded the fair value calculated as described in the preceding paragraph. The goodwill and intangible assets write-down relates to the goodwill and intangible assets that arose in the businesses acquisitions that the Company acquired primarily through the issuance of shares and replacement options which were valued, for accounting purposes, on the respective dates of the acquisition which was significantly higher than the Company's current trading price.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

11.    CHARGES (CONTINUED):

       (ii) ACQUIRED TECHNOLOGY

       For the three month period ended September 30, 2001, the Company performed a review of the carrying value of its "Web Application Event Framework" technology (WAEF) which it acquired from Webhelp Inc. on March 26, 2001. During the course of the review, the Company considered its future use of WAEF in light of the restructuring of its business and the downturn in the economy and concluded that the WAEF technology was not expected to be part of the Company's future strategy. The Company currently does not have any intention to incorporate this technology into its business. As a result, the Company reduced the carrying value of this technology to nil and recorded a charge of $6,728.

       WRITE-DOWN OF LONG-TERM INVESTMENTS:

       In the three and nine months ended September 30, 2001, the Company performed a review of its long term investments. Due to adverse changes in operating market conditions, several of the Company's long term investments in other companies have experienced a significant other them temporary decline in their values. In order to determine the amount of the write-down, the Company assessed the fair market value of its investments and compared it to the investments' carrying value. The fair market value of these investments were based on a combination of the following: (i) if public, recent trading prices and trend in trading prices; (ii) values indicated by recent rounds of financing in the investee company; (iii) valuations performed by the investee company or venture capitalists if the invested company is seeking a round of financing and (iv) changes in the market value of the investment relative to industry indices. For the three months and nine months ended September 30, 2001, the Company recorded $7,750 and $14,000 respectively as an other than temporary decline in value.

                               724 SOLUTIONS INC.
                   Notes to Consolidated Financial Statements

             For the three and nine months ended September 30, 2001
                                   (Unaudited)
            (In thousands of U.S. dollars, except per share amounts)

12.    SUBSEQUENT EVENTS

       In October 2001, the Company continued with its plan to restructure and realign its business which includes reduction of its worldwide work force reduction by approximately 350 employees, closure of redundant facilities, and write-off of unused fixed assets. Approximately 183 employees were terminated in October 2001 with the remaining employees continuing their employment until January 31, 2002. The Company expects to incur a charge in the fourth quarter of 2001 of approximately $16.2 million, consisting of severance and benefits costs, lease exit costs for the closing of redundant facilities, write-offs of fixed assets and stock compensation expenses related to the immediate recognition of deferred stock compensation for those employees whose stock options vest upon termination of employment. The following summarizes these charges.

                                   CASH COSTS    NON-CASH COSTS    TOTAL PROVISION
                                   -----------------------------------------------
       Severance                      $ 6,117            $    -            $ 6,117
       Lease exit costs                 5,661                 -              5,661
       Stock compensation charge            -             1,352              1,352
       Fixed Assets write-down              -             3,059              3,059
                                   -----------------------------------------------
                                      $11,778            $4,411            $16,189
                                   ===============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with our audited annual consolidated financial statements for the year ended December 31, 2000 and the accompanying notes included in our annual report filed with the Canadian Securities Administrators on March 21, 2001 and our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001, and the consolidated financial statements and accompanying notes appearing elsewhere in this report. All financial information is presented in U.S. dollars.

         Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Regarding Forward-Looking Statements".

OVERVIEW

         We are a leading global provider of Internet infrastructure software that enables the delivery of secure financial services applications and mobile transaction solutions across a wide range of Internet-enabled devices. We were incorporated in 1997, and introduced our initial financial services products in 1999. Since that time, we have also begun to offer brokerage, credit card, payments and alerts solutions, in a variety of languages and currencies around the world. Our suite of products and services enables companies to capitalize on the mobile Internet by building, deploying and integrating personalized and secure mobile commerce and lifestyle applications. With critical security features built in, our Wireless Internet Platform, 724 Frameworks and solutions can be quickly implemented and integrated with existing systems and scaled or expanded to accommodate future growth. We also enable our customers to more rapidly introduce services with end-to-end customer support through our global hosting services.

         Using our solutions, our customers can offer new, easy to use, highly personalized, value-added services which leverage the flexibility and convenience of the mobile Internet, while building stronger relationships with their customers. Our customers currently include leading financial institutions such as Citigroup, Bank of America, Wells Fargo, Hanvit Bank and Bank of Montreal and we have entered into key strategic customer relationships with two leading mobile network operators, Nortel Networks and Aspire Technologies. With corporate offices in Toronto, Canada and Austin, Texas, we have development and sales offices around the world, including Australia, Barbados, Finland, Hong Kong, Japan, the Netherlands, Switzerland, the United Kingdom and the United States.

         Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles, which conform, in all material respects, with U.S. generally accepted accounting principles.

RESTRUCTURING AND IMPAIRMENT CHARGES

RESTRUCTURING

         With the downturn in general economic conditions, we have been working to identify areas to reduce costs and leverage the infrastructure that we have obtained through our acquisitions and growth by eliminating duplicate resources and positions, narrowing our focus to our product markets and streamlining our operating processes. As a result of this realignment, in the three months ended June 30, 2001 we recorded a restructuring charge of $3.4 million related to employee severance and lease costs for the closing of our facilities. We expect to incur a charge in the fourth quarter of 2001 of approximately $16.2 million, consisting of severance and benefits costs, non-cancelable lease costs for the closing of redundant facilities, write-offs of fixed assets and stock compensation expenses related to the immediate recognition of deferred stock compensation for those employees whose stock options vest upon termination of employment. The cost realignment is critical to our plan to achieve operational profitability. In the restructuring, we narrowed our product market focus, we realigned our organization, developed a single product architecture and roadmap, unified company network and infrastructure, integrated business processes and purchasing and consolidated worldwide offices.

IMPAIRMENT CHARGES

         We performed an assessment of the carrying value of the remaining intangible and other identifiable assets recorded in connection with our acquisitions of TANTAU Software, Spyonit.com and Ezlogin.com. The assessments were made because a number of factors indicated that impairment existed in the period ended September 30, 2001, including changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies such as revenue multiples, significant negative industry and economic trends impacting our current operations and the expected future growth rates, and our decisions related to the abandonment of certain acquired technology. Based on these factors, we concluded that a significant other than temporary impairment existed with respect to these assets and recorded a charge of $314.7 million for the three and nine months ended September 30, 2001.

         For the three month period ended September 30, 2001, we performed a review of the carrying value of our "Web Application Event Framework" technology
(WAEF) which we acquired from Webhelp in March 2001. During the course of the review, we considered our future use of WAEF in light of the restructuring of our business and the downturn in the economy and concluded that the WAEF technology was not expected to be a part of our future strategy. We currently do not intend to incorporate this technology into our business. As a result, we reduced the carrying value of this technology to zero and recorded a charge of $6.7 million.

         In the three and nine months ended September 30, 2001, we reviewed the carrying values of our long term investments. Due to adverse changes in operating market conditions, several of our long term investments in other companies have experienced a significant other than temporary decline in their values. In order to determine the amount of the write down, we assessed the fair market value of these investments and compared them to the investments' carrying values. The fair market value of these investments was based on a combination of the following:

o    if public, recent trading prices and trend in trading prices;

o    values indicated by recent rounds of financing in the investee company;

o valuations performed by the investee company or venture capitalists if the investee company is seeking a round of financing; and

o    changes in the market value of the investment relative to industry indices.

         For the three months and nine months ended September 30, 2001, we recorded $7.8 million and $14.0 million respectively as an other than temporary decline in value.

TANTAU SOFTWARE ACQUISITION

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

         For the three months ended September 30, 2001, we performed an assessment of the carrying value of the remaining intangible and other identifiable assets recorded in connection with our acquisitions, including TANTAU. See "Restructuring and Impairment Charges" and "Results of Operation -Write-down of Intangible and Other Assets".

SOURCES OF REVENUE

         Our revenue is primarily derived from the licensing of our products, provision of related services, including installation, integration, training and maintenance support, and our application hosting services. We recognize revenue from our license agreements when all the following conditions are met:

o    We have an executed license agreement with the customer;

o    We have delivered the software product to the customer;

o The amount of the fees to be paid by the customer is fixed and determinable; and

o    Collection of these fees is deemed probable.

         Typically, software license agreements are multiple element arrangements as they include related maintenance and implementation fees. Accordingly, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of fair value of each element.

         Services revenue is recognized as the services are performed. Maintenance and support revenues paid in advance are non-refundable and are recognized rateably over the term of the agreement, which is typically 12 months. Application hosting services revenue is recognized monthly as earned on a fixed fee or variable rate basis, calculated according to the number of users. Product and services revenues that have been prepaid but do not yet qualify for recognition as revenues under our revenue recognition policy are reflected as deferred revenues on our balance sheet.

PRODUCT REVENUE

         Currently, product revenue consists of the following:

     o fixed fee licenses in which our customers pay us a fixed annual fee and we are required to deliver additional technology that we develop during the term of the agreement. These fees have been recognized using the subscription method of accounting, commencing with the delivery of the first product in the contract. Our agreements with Bank of Montreal and Bank of America use this model.

     o variable license fees based on a per user fee with specified quarterly minimum payments. We typically provide discounts and/or maximum quarterly payments to our customers based on the number of their customers using our applications. We recognize revenue from these contracts on a quarterly basis as the amount is determined. Our revenue under this model will vary with the number of our customer's end-users. To date, we have not received revenues from user fees in excess of any minimum payments. However, over time, we expect these fees to become a significant portion of our revenues once our customers rollout services based upon our solution to a substantial number of their customers.

     o variable license fees consisting of an up front payment upon execution of the contract and an ongoing variable fee based on the number of users. The monthly user fees may be subject to minimum quarterly payments. We will allocate revenue to the software based on vendor specific objective evidence of fair value. The portion of revenue that will be allocated to the software will be recognized when we meet the four revenue recognition criteria listed above. As a result, we anticipate that the initial payments under these contracts will tend to be recognized as revenue either in the quarter in which the contract is executed or shortly thereafter. Revenue from the minimum payments will be recognized on a monthly basis. Revenue associated with user fees in excess of any minimum payments will be recognized on a monthly basis when the amount is determined.

     o one-time license fee for a fixed number or copies of unlimited use of the software, in exchange for a license with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter, provided that we have vendor specific objective evidence of fair value and our revenue recognition criteria are met.

     o reseller arrangements in which the reseller generally pays either a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with a non-refundable license fees when we have met our revenue recognition criteria.

SERVICE REVENUE

         IMPLEMENTATION AND CUSTOMER SERVICE FEES

         Revenue from implementation and customer services include fees for implementation of our product offerings, consulting and training services. We currently rely, and expect to continue to rely, upon a combination of our own resources and third-party consulting organizations to deliver these services to our customers. Customers are charged a fee based on time and expenses. Revenue from implementation and customer service fees is recognized as the services are performed.

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

         HOSTING FEES

         For some of our customers, we host and manage the server infrastructure and software platform as part of the implementation of our products. We typically charge a customer a one-time setup fee plus a monthly flat fee or a monthly fee based on the number of users. The set-up fees are recognized rateably over the term of the hosting arrangement, and the monthly fees are recognized on a monthly basis.

         For a more detailed description of revenue recognition polices, refer to note 2 of our consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

         PRODUCT REVENUE

         In the three and nine month periods ended September 30, 2001, product revenue increased to $6.6 million and $24.7 million, respectively, from $3.5 million and $8.6 million in the comparative three and nine month periods of 2000. Product revenue increased in 2001 compared to 2000 as a result of our acquisition of TANTAU and the increase in the number of customers licensing our products. In addition, in 2000, our product offerings were limited to our banking and brokerage products. However, since that time, we have been generating more sales from our expanded suite of product offerings, which include our credit cards, alerts, payments and platform products. Since 2000, we have expanded our sales force to gain customers outside of North America. In 2001, we gained new customers from Europe and Asia Pacific.

         In the third quarter of 2001, we announced a broadened focus and a move into the mobile operator market as a strategic extension of our core competency of enabling secure mobile transactions. We believe that this move is an important part of our growth and our business plan moving forward.

         SERVICE REVENUE

         Service revenue increased to $3.4 million and $13.3 million for the three and nine month periods ended September 30, 2001, respectively, compared to $2.6 million and $4.6 million in the same periods of last year. The change from the comparative periods in 2000 mainly resulted from increases in consulting and implementation fees from additional customers and increases in maintenance fees due to growth in product sales. The increase in consulting and implementation fees resulted primarily from the additional implementation services that we performed in connection with our banking and brokerage, credit card, payments and alerts product offerings. In addition, in 2001, we derived consulting revenue from performing strategic consulting work relating to assisting a number of customers with their wireless and mobile offerings.

         COST OF REVENUE

         Cost of revenue consists primarily of personnel costs associated with customer support, training, implementation, consulting and hosting services, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration. Cost of revenue also includes software licenses paid for third-party software used with our products.

         Cost of revenue was $4.2 million and $15.0 million for the three and nine month periods ended September 30, 2001, respectively, compared to $3.8 million and $8.3 million in the same periods of 2000. The increase is mainly due to the fact that in 2001, we had more customers for whom we were performing consulting and implementation work than we did in 2000. Cost of revenue for the three and nine month periods ended September 30, 2001 was 42% and 39% of revenue, respectively, compared to 62% and 63% for the three and nine month periods ended September 30, 2000, respectively. This decrease resulted primarily from our utilization of the personnel and infrastructure that we have previously hired or built, and leveraging the experience that we have gained in enabling our customers to deploy our products.

         We continue to utilize the infrastructure that we have built and leverage the experience that we have gained in enabling our customers to deploy our products. In addition, as part of our restructuring efforts and realigning of our business, we have decreased the number of professional services personnel and narrowed the scope of our product offerings. By focusing our smaller number of employees on our core competencies such as banking and brokerage customers and mobile network operators we are seeking to decrease cost of revenues, in absolute dollars, in the next three months.

         RESEARCH AND DEVELOPMENT

         Research and development expenses include the compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

         Research and development (R&D) expenses increased to $9.3 million and $32.2 million in the three and nine month periods ended September 30, 2001, respectively, from $8.1 million and $19.0 million in the same periods in 2000. The increase mainly reflects the growth in R&D personnel and product offerings, mainly as a result of our acquisitions of Ezlogin, Spyonit and TANTAU. This increase also resulted from our investment in our mobile commerce services platform. R&D expense, as a percentage of revenue, was 93% and 85% in the three and nine month periods ended September 30, 2001, respectively, compared to 132% and 144% in the same periods in 2000.

         The goals of our restructuring and realignment of our business in 2001, were to have a more streamlined, integrated and focused product road map and reduce duplication in the R&D process. We have begun to see benefits in our restructuring materialize in the third quarter of fiscal 2001 as R&D expenses decreased in absolute dollars from the second quarter of 2001, when the restructuring initiative began. We anticipate that this trend will continue during the next three months with the additional reduction in R&D personnel and non-discretionary R&D expenditures announced in October 2001. We will also continue to evaluate our R&D expenditure needs based on new product architecture and services and the current market environment.

         SALES AND MARKETING

         Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

         Sales and marketing (S&M) expenses were $9.8 million and $29.4 million for the three and nine month periods ended September 30, 2001, respectively, compared to $3.6 million and $9.4 million in the same periods in 2000. These costs increased primarily because in 2001, with the acquisition of TANTAU, we had additional sales personnel to manage our relationships with our major customers and strategic alliances and to expand our business in North America and in particular, Europe and the Asia Pacific region. In addition, the increase in absolute dollars is attributable to our continuing strategy of expanding our reach to new markets and of increasing our efforts to sell our expanding suite of products. S&M expenses, as a percentage of revenues, increased to 97% and 77% for the three and nine month periods in 2001, respectively, from 59% and 71% in 2000.

         We have reduced the number of our worldwide sales and marketing personnel and discretionary marketing programs as part of our restructuring efforts in 2001 and in reaction to the downturn in economic conditions in our target markets. We expect to see S&M expenses decrease in absolute dollars in the next three months. We will continue to monitor our pace of marketing expenditures to help ensure that they remain aligned with the core opportunities that we have targeted as well as prevailing market conditions.

         GENERAL AND ADMINISTRATIVE

         General and administrative (G&A) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as, facilities, travel and professional consulting costs. Our corporate staff includes several of our executive officers and our business development, financial planning and control, legal, human resources and corporate administration staff.

          Our G&A expenses decreased to $2.4 million for the third quarter of 2001, from $3.9 million in the same quarter in 2000. The decrease is mainly due to the fact in June 2001, all G&A expenditures were examined and plans were put in place to reduce these costs. For the nine month period ended September 30, 2001, G&A expenses increased to $13.0 million from $11.5 million in the same period of 2000. The increase in G&A expenses reflected expenditures incurred in the first two quarters of 2001, primarily related to the enhancement of our international infrastructure necessary to support our growing business as a result of acquiring TANTAU. G&A expenses as a percentage of revenues decreased to 24% and 34% for the three and nine month periods ended September 30, 2001, respectively, from 63% and 87% in the same periods of 2000.

          We expect that our G&A expense will remain at current levels, in the next three months as we believe that we have the infrastructure required to support our business in the current market environment.

          DEPRECIATION AND AMORTIZATION

          Depreciation expense increased to $2.4 million and $6.3 million in the three and nine month periods ended September 30, 2001, respectively, compared to $1.3 million and $2.3 million in the same periods in 2000. The increase reflects our capital spending in computer hardware, office furniture and leasehold improvements at our facilities to support the additional personnel that we have hired and/or acquired through our acquisitions. Additional software used for research and development and computer hardware purchased for our hosting facilities accounted for the remainder of the increase. We expect that depreciation expense will be stable or lower in the next three months as we have made significant reductions in our capital expenditure budget.

          Amortization expense increased to $27.0 million and $78.2 million in the three and nine month periods ending September 30, 2001, from $7.9 million and $9.3 million in corresponding period in 2000. The increase was mainly due to the goodwill and acquired intangibles from our acquisitions of Ezlogin, Spyonit and TANTAU. As a result of the write-down of our intangible and other assets in the three month period ended September 30, 2001, as described in Note 11 of our consolidated financial statements, we have approximately $10.2 million and $9.7 million as the carrying value of acquired technology and goodwill respectively. Acquired technology will be amortized over a period of two years, while goodwill will be amortized only in the fourth quarter of 2001 with its carrying value at December 31, 2001 assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002. This treatment is according to FAS No. 142 which we are required to adopt on January 1, 2002. See "Recent Accounting Polices and Regulations".

          STOCK-BASED COMPENSATION

          Stock-based compensation represents amortization of deferred stock compensation that we recorded as a result of granting stock options to employees at less than the fair market value of our shares for financial reporting purposes on the date of grant. This stock based compensation is being amortized on a straight-line basis over the vesting periods of these options, which is generally three years. In addition, included in stock-based compensation expense is the amortization of deferred stock compensation that arose due to our acquisition of TANTAU (see Note 3 of our consolidated financial statements) and compensation expense relating to the contingent consideration incurred as part of our acquisition of YRLess. Stock-based compensation increased to $13.7 million and $37.5 million in the three and nine month periods ending September 30, 2001, from $1.6 million and $3.9 million in the same periods of 2000. Most of the increase was attributed to the amortization of $53.3 million of deferred stock compensation that we recorded as part of the TANTAU acquisition in the first quarter. This amount is being amortized over a maximum period of two years, starting January 17, 2001.

          Some of our employees who were terminated in October 2001 were issued stock options for which we recorded a deferred stock compensation amount. Because some of these employees have options that vest immediately upon termination, we expect to expense the unamortized portion of the deferred stock compensation amount of $1.4 million as non-cash stock compensation expense in the fourth quarter of 2001.

          A large percentage of our outstanding options have exercise prices that are significantly higher than the current prices at which our common shares trade on the Nasdaq National Market and The Toronto Stock Exchange. Although we have not yet approved a program, we are evaluating strategies to deal with this issue, including additional grants and ways to effectively reduce the original exercise price of the said options. Depending on the strategy approved, we may be required to write-off the related unamortized portion of the deferred stock based compensation as a one time non-cash stock compensation expense.

          The employee terminations and any applicable stock option strategies will result in a reduction in the deferred stock compensation amount as at September 30, 2001 and accordingly, starting January 1, 2002 we would expect to see a reduced amount recorded for stock compensation expense.

          RESTRUCTURING COSTS

          In the three months ended June 30, 2001 we adopted a restructuring plan and incurred a restructuring charge of $3.4 million relating to severance costs and lease exit costs. Most of the severance cost related to this restructuring has been paid by September 2001. Included in our "Accrued Liabilities" is approximately $1.3 million in restructuring reserve relating to unpaid severance costs and lease exit costs. In October 2001, in continuation of our restructuring plan which was initiated in June 2001, we announced an additional worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business functions. We expect to record $16.2 million in restructuring charge in the fourth quarter of 2001. For additional information regarding the restructuring plan, see "Restructuring and Impairment Charges" and "Liquidity and Capital Resources".

WRITE-DOWN OF INTANGIBLE AND OTHER ASSETS

         ACQUIRED BUSINESSES

         We performed an assessment of the carrying values of intangible and other assets recorded in connection with our various acquisitions. The assessment was performed because a number of factors indicated that impairments have arisen in the period ended September 30, 2001. The main indicators of impairment were the significant changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies such as revenue multiples, significant negative industry and economic trends impacting both our current operations and expected future growth rates, and our decisions related to the abandonment of certain acquired technology. Based on these factors, we concluded that a significant other than temporary impairment existed with respect to our intangible assets, which primarily relates to the goodwill and acquired technology associated with the acquisitions of, Ezlogin, Spyonit and TANTAU.

         In quantifying the impairment charge, we compared the expected future cash flows of each acquisition, including terminal value, to the respective carrying value of the assets of the business. Variables in the cash flow include estimated revenue contribution to our overall revenue and estimated costs. The cash flow periods used ranged between three and five years, consistent with the useful life of the related asset acquired. The discount rate ranged between 15 and 20 percent and is based on the risk free rate, adjusted for risk factors of the acquired company.

         As a result of our review, we determined that the carrying values of the acquired businesses were not fully recoverable. Accordingly, we recorded, in the three months ended September 30, 2001, a $314.7 million write down of intangible and other assets based on the amount by which the carrying amount of the intangible and other assets exceeded the fair value calculated as described in the preceding paragraph. The goodwill and intangible assets write-down primarily relates to the goodwill and intangible assets that arose in the businesses acquisitions that we acquired primarily through the issuance of shares and replacement options which were valued, for accounting purposes, on the respective dates of the acquisition which was significantly higher than the our current trading price.

         ACQUIRED TECHNOLOGY

         For the three month period ended September 30, 2001, we recorded a $6.7 million charge as a reduction in the carrying value of our "Web Application Event Framework" technology (WAEF) which we acquired from Webhelp Inc. March 2001. See "Restructuring and Impairment Charges".

         WRITE-DOWN OF LONG-TERM INVESTMENTS

         For the three months and nine months ended September 30, 2001, we recorded $7.8 million and $14.0 million respectively as an other than temporary decline in value of our long-term investments. See "Restructuring and Impairment Charges".

         INTEREST INCOME

         Interest income decreased to $1.1 million and $5.2 million in the three and nine month periods ended September 30, 2001, compared to $3.6 million and $8.6 million in the same periods of 2000. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares, including, in particular, the proceeds from our initial public offering in the first quarter of 2000. Interest income decreased in 2001 compared to 2000 because we have smaller holdings of cash and cash equivalent balances and short-term investments. Given the recent reductions in prevailing interest rates, we anticipate that we will receive reduced rates of interest on these assets during the current year compared to the year ended December 31, 2000.

         EQUITY IN LOSS OF AFFILIATE

         We owned 24.9% of the equity of Maptuit, as of September 30, 2001. Our investment in Maptuit is accounted for using the equity method. Our share in the net loss of Maptuit increased to $420,000 and $1.2 million for the three and nine month periods ending September 30, 2001, respectively, compared to a net gain of $965,000 and $686,000 in the comparative periods of 2000. The net gains recorded in 2000 were attributable to dilution gains recorded as a result of Maptuit financings in 2000.

         NET LOSS

         We recorded a net loss of $387.3 million and $508.5 million for the three and nine month periods ended September 30, 2001, compared to net losses of $19.4 million and $41.1 million for the same periods in 2000. Our net loss increased as we recorded significant non-cash charges for impairment in value of our intangible and other assets and other than temporary decline in value of our long-term investments and as we invested heavily in building our infrastructure. In particular, our research and development expenses and our sales and marketing expenses increased to meet required product delivery schedules and to expand our market share, prior to our adoption of restructuring plan, in the first six months of fiscal 2001. In addition, we incurred restructuring costs related to the realignment our operations to eliminate duplicate resources.

         In June 2001, we began our restructuring initiative with the aim to significantly reduce complexity in our business and process in addition to streamlining our investment in strategic product development. We have experienced operational savings as a result of our June 2001 restructuring. With the further restructuring and the realignment of our business that we planned beginning in October 2001, we expect to further reduce duplication in process and excess facilities and infrastructure resulting in a more streamlined organization with more efficient process and integrated infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $25.5 million and $69.9 million for the three and nine month periods ended September 30, 2001, respectively, compared to $15.9 million and $25.2 million in the same periods last year. Net cash used in operating activities in the third quarter of 2001 consisted mainly of our net loss of $387.3 million, offset by the write-down of our intangible and other assets of $321.5 million, write-down of long-term investments of $7.8 million due to an other than temporary decline in value, depreciation and amortization expenses of $29.4 million and stock-based compensation expense of $13.7 million.

         Cash provided (used) by financing activities was ($162,000) and $621,000 in the three and nine month periods ended September 30, 2001, respectively, compared to ($36,000) and $165.7 million in the same periods in 2000. The funds of $165.7 million in 2000 represented the proceeds we raised in connection with our initial public offering of 6,900,000 common shares. The funds in 2001 represent the exercise of stock options and repayment of a portion of the principal on our loan from Comdisco.

         Cash used in investing activities, before the sale of short-term investments, was $4.6 million for the quarter ended September 30, 2001, compared to $5.1 million for the same period in 2000. For the nine month period ended September 30, 2001, our cash flows from investing activities, before the sale of short-term investments, amounted to $11.9 million, compared to a use of cash of $27.2 million in the same period in 2000. The reason for the increase in the nine months ended September 30, 2001 compared to September 30, 2000 was because we acquired $30 million in cash as a result of the acquisition of TANTAU, offset by our investment in Webhelp Inc. of $7.6 million and CashEdge of $2.0 million. Short-term investments consisted mainly of corporate debt and commercial paper with terms to maturity of no greater than one year. The increase in cash from short-term investments was primarily due to the fact that a significant portion of our short-term investments had maturity dates during the first nine months of 2001; the amounts were not reinvested as the funds were used in operations.

         As a result of the continuation of the restructuring and realignment of our business initiative, that we announced in October 2001, we expect to incur costs which will result in a cash outflow from operating activities relating to our worldwide work force reduction of approximately 350 employees, including severance and fringe benefits; lease exit costs for the facilities that we plan on closing around the world, and write-off of unused fixed assets. Approximately 183 employees were terminated in October 2001 with the remaining employees continuing their employment until January 31, 2002. The following table summarizes the anticipated charges:


                             CASH COSTS      NON-CASH COSTS    TOTAL PROVISION
                             ---------------------------------------------------
 Severance                    $ 6,117           $   -               $ 6,117
 Lease exit costs               5,661               -                 5,661
 Stock compensation charge        -               1,352               1,352
 Fixed Assets write-down          -               3,059               3,059
                             ---------------------------------------------------
                              $11,778           $ 4,411             $16,189
                             ---------------------------------------------------

         We have initiatives in place to reduce capital expenditure costs, as we plan on using and redeploying, where possible, our existing fixed assets. In addition, in the fourth quarter of fiscal 2001, we have commitments to make minimum lease payments relating to facilities and leased equipment that will be in use of $2.2 million; some of these commitments have terms that extend until the year 2008. In February 2000, TANTAU borrowed $5.0 million under a note and related loan agreement. The note bears interest at the rate of 10% per annum, and is repayable monthly over a three year term ending in February 2003. To date, under the terms of the note, we have made $259,000 in principal payments. As at September 30, 2001 we have a commitment to pay $5.1 million in principal and interest payments.

         Due to the operational savings that we expect to achieve as a result of our restructuring, based on our projected operating expenses for the first quarter of 2002 of $12 million to $12.5 million, we expect that cash from operations, interest income and funds provided from our initial public offering will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.

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

         SFAS No. 141 will require that upon adoption of SFAS No. 142, we will evaluate our existing intangible assets and goodwill that we acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will also be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption, which will be the three months ending March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within that period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in that period.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements of a forward-looking nature. These statements are made under the U.S. Private Securities Litigation Reform Act of 1995. These statements include the statements herein regarding our estimated cost reductions; our future ability to fund our investments and become profitable; our development of new products and relationships in the mobile network and financial services marketplace; our plans to operate in the mobile operator market; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; and our future capital expenditures and capital requirements.

         The accuracy of these statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in our SEC filings, including our annual report on Form 10-K. These risks are also described in our filings with the Canadian Securities Administrators, including our prospectuses, material change reports, Annual Information Form and Management Information Circular. We encourage you to carefully review these risks in order to evaluate an investment in our securities. Some of the key risks that could cause actual results to differ materially from those projected or anticipated also include the risks discussed below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

         GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS. Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market our primary target markets of financial institutions and mobile network operators. As economic activity slowed in these markets during 2001, particularly in the second quarter, our sales cycle began to lengthen significantly as potential customers began to reduce their spending commitments, including their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. As a result of these factors, our revenues began to decline in the second quarter of 2001. If general economic conditions continue to be adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

         ENTERING NEW MARKETS. We have recently made mobile network operators a primary focus of our activities. We have limited experience in marketing our services to, and working with, these customers. In order to encourage these potential customers to adopt and implement our solutions, we may incur higher costs than we have in the past, and we may not be able to attract a large number of these customers. Mobile network operators may not be successful in rolling out our services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry, may increase our expenses and may damage our reputation.

         INTERNATIONAL MARKETS. Since December 31, 2000, we have begun to recognize revenues from our sales in international markets. We recognized net revenue of $6.1 million and $4.9 million from sales in Europe and Asia Pacific during the first nine months of 2001. In the past, in deriving our revenue forecasts, we have expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly there. However, in recent months, some key countries in these regions, have experienced decreasing economic activity, and our sales to these regions declined in the third quarter of 2001. Accordingly, our sales to these regions during 2001 may not be indicative of future trends, and may not expand significantly during the next several quarters.

         LIQUIDITY. In order to help ensure that we would have sufficient capital to take advantage of our core business opportunities, we have taken significant actions since the second quarter of 2001 to reduce our operating expenses. However, most of our operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable, and these expense levels are based in part on our expectations regarding future revenues. As a result, any shortfall in our revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Accordingly, if the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

         INVESTMENTS IN OTHER COMPANIES. For the three months and nine months ended September 30, 2001, we recorded $7.8 million and $14.0 million, respectively, as an other than temporary decline in value in our long-term investments. Particularly if the economic environment worsens, we may need to record additional write-downs of these investments in the future. Any write-downs of this kind could cause our losses to increase.

         Because of the continuing volatility in the financial markets, as well as other factors, we expect to limit the extent to which we invest in other companies during the next few fiscal quarters, and possibly longer. As a result, we may not take advantage of investment opportunities that could provide significant financial benefits to our company, or that could provide us with the opportunity to build relationships with major companies in our industry and target markets.

         INVESTMENTS IN NEW TECHNOLOGIES. During fiscal 2001, we have made significant investments in new technologies, to help expedite customer adoption of our solutions, including interactive voice response technology, technologies relating to short messaging services and technology to allow mobile applications to be executed with real-time interaction. In accordance with our accounting policy, we review the carrying value of these technologies, considering key factors such as our estimate of customer demand for these technologies and the technologies' fit with our product strategy. For the three month period ended September 30, 2001, we recorded a charge of $6.7 million relating to our decision not to use our acquired "Web Application Event Framework" technology. In the future, if there are any circumstances in which there is a decline in the carrying value of our other new technologies, for example, if we decide not to pursue these technologies if we determine that customer demand for them is not substantial, we may need to record additional charges.

         RECEIVABLES. As our sales to international customers increase, a greater portion of our receivables are derived from companies in foreign countries. Due to varying economic conditions and business practices in these countries, our collections cycle from these customers may be longer than our past experience. As adverse economic conditions persist, there is a greater risk that our customers will have difficulties in paying us in accordance with the terms of their contracts, and our risk of bad debt may increase substantially in future fiscal periods.

         HOSTING SERVICES. In order to enable our customers to implement our platform rapidly, we provide secure hosting services for our software products. To date, we have been dependent upon Exodus Communications to provide most of these services. If Exodus becomes unable to deliver these services, or other circumstances occur that affect Exodus or its computer systems, our hosting services may be substantially impaired and we will need to obtain services from a new provider on an expedited basis. In September 2001, Exodus filed a voluntary petition for bankruptcy protection in the U.S. Bankruptcy Court for the State of Delaware. To date, no disruption of the services provided to us by Exodus has occurred. However, if any of these circumstances occur and cause us to fail to deliver our hosting services, we may lose customers, our reputation may suffer, and our ability to attract new customers may be damaged.

         EMPLOYEES. Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. However, if our workforce is not properly sized to meet our operating needs, our ability to achieve and maintain profitability is likely to suffer. As indicated in this report, we are substantially reducing the number of our employees. This will mean that we will use a smaller number of employees to conduct some of the operations that were previously performed by a larger workforce, which may cause disruption of our business. In addition, the morale of our current employees may decrease, reducing their performance. Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these staffing reductions.

         GROSS MARGINS. We believe that certain factors in the current market may contribute to the risk that our gross margins will decrease in future fiscal quarters. While we are currently not experiencing material price reduction pressure from our customers, as the weakening economy affects our customers' budget for wireless spending, we may have to lower our prices, in order to accommodate our customers. If we are not successful in reducing our costs of sales in response to the pricing pressure, we will experience a decrease in our gross margins. In addition, due to the difficulties in achieving sales in the current economic environment, we will have less control over the portion of our sales consisting of licenses, which generally has a higher gross margin than services. Accordingly our current gross margin may decrease.

         NASDAQ LISTING. Our common shares trade on the Nasdaq National Market, which has a number of compliance requirements for continued listing. One of these requirements is that the market price of our common shares must be at least US$1.00 for a specified period of time. While we believe that we are currently in compliance with all of Nasdaq's listing requirements, we may not continue to be in the future, particularly if the market price for our common shares decreases to a price of less than US$1.00. If we are delisted from the Nasdaq National Market at any time in the future, we believe that our common shares may be able to move to trade in the U.S. on the Nasdaq SmallCap Market and if that fails, onto the Over-the-Counter-Bulletin-Board. In addition, we currently believe that we will be able to maintain our listing on the Toronto Stock Exchange at least for the foreseeable future. If we are delisted from the Nasdaq National Market, there would likely be a reduction in the liquidity of our common shares and a further adverse effect on their trading price. Lack of liquidity would also make it more difficult for us to raise capital in the future, effect acquisitions or other strategic transactions, or to retain our personnel.

         LITIGATION. As noted in Part II, Item 1-Legal Proceedings, we and certain of our present and former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         IMPACT OF INTEREST RATE EXPOSURE

         As of September 30, 2001, we had approximately $107.5 million in cash, cash equivalents and short-term investments, of which $14.7 million were short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.

         IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

         Our functional currency is the U.S. dollar. The majority of our non-US dollar denominated expenses are incurred in Canadian dollars, although with the purchase of TANTAU, an increased proportion are incurred in Euros and other European currencies. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the period ended September 30, 2001, we incurred unrealized foreign currency gains relating to the translation of our non-US denominated monetary assets and liabilities of approximately $340,000. In the future, we may seek to minimize this risk by hedging our known exposures, such as salaries, rent and other payments. We plan to account for any arrangements of this kind according to Financial Accounting Standard 133 of the U.S. Financial Accounting Standards Board.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Beginning in June 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming 724 Solutions Inc., certain of our officers and directors, and certain underwriters of our initial public offering (Credit Suisse First Boston, FleetBoston Robertson Stephens and Thomas Weisel Partners) as defendants. The complaints have been consolidated into a single action. The complaints allege, among other things, that we and the underwriters of our initial public offering violated the securities laws by failing to disclose certain compensation arrangements allegedly used by the underwriters in the offering's registration statement, such as undisclosed commissions or stock stabilization practices. Similar complaints have been filed against over 180 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)  EXHIBITS:

EXHIBIT
NUMBER        NAME OF DOCUMENT
-------------------------------------------------------------------------------
3.1(1)        Articles of the Registrant.
3.2(1)        By-laws of Registrant.
10.1(1)(2)    Technology License Agreement, dated as of April 30, 1998, between the Registrant and Bank of Montreal.
10.2(1)       Mutual Indemnity Agreement, dated April 30, 1998, between the
              Registrant and Bank of Montreal.
10.3(1)       Letter Agreement, dated November 27, 1998, between Bank of
              Montreal and the Registrant.
10.4(1)       Letter Agreement, dated November 27, 1998, between Bank of
              Montreal and the Registrant.
10.5(1)       Letter Agreement, dated July 26, 1999, between Bank of Montreal and the Registrant.
10.6(1)       Form of Registration Rights Agreement.
10.7(1)(2)    Master Technology License Agreement, dated December 29, 1999, between Citicorp Strategic Technology Corporation and the
              Registrant.
10.8(1)       Support Agreement, dated December 29, 1999, among Citicorp
              Strategic Technology Corporation, 724 Solutions International SRL
              and the Registrant.
10.9(2)(3)    Licensed Affiliate Agreement between the Registrant and Citibank,
              N.A.
10.10(3)      First Amended and Restated Agreement and Plan of Merger and
              Reorganization among the Registrant, Sapphire Merger Sub, Inc.,
              Ezlogin.com. and Alexandre Balkanski, as Shareholders' Agent,
              dated as of May 9, 2000.
10.11(3)      Amendment to First Amended and Restated Agreement and Plan of
              Merger and Reorganization, among the Registrant, Sapphire Merger
              Sub, Inc., Ezlogin.com, Inc. and Alexandre Balkanski, as
              Shareholders' Agent, dated as of June 9, 2000.
10.12(4)      Agreement and Plan of Merger and Reorganization among 724
              Solutions Inc., the Registrant, Serpent Merger Sub, Inc.,
              Spyonit.com, Inc. and certain stockholders of Spyonit.com, Inc., dated as of September 12, 2000.
10.13(4)      Agreement and Plan of Merger, dated as of November 29, 2000, by and among the Registrant, Saturn Merger Sub, Inc. and TANTAU
              Software, Inc.
10.14(4)      Form of Resale Restriction Agreement relating to former
              securityholders of TANTAU Software, Inc.
10.15(4)      Form of Indemnification and Escrow Agreement relating to former securityholders of TANTAU Software, Inc.
10.16.1(5)    Registrant's Canadian Stock Option Plan.
10.17.2(5)    Registrant's U.S. Stock Option Plan.
10.17.3(5)    Registrant's 2000 Stock Option Plan.
10.17.4(6)    Registrant's TANTAU Software, Inc. Stock Option Plan.
10.18.1(5)    Employment Agreement of Gregory Wolfond.
10.18.2(5)    Employment Agreement of John Sims.
10.18.3(5)    Employment Agreement of Christopher Erickson.
10.18.4(5)    Employment Agreement of Karen Basian.
10.18.5(5)    Employment Agreement of Christopher Jarman.

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

     (3) Incorporated by reference to the Registrant's Annual Report on Form 20-F, Filed on June 29, 2000.

     (4) Incorporated by reference to the Registrant's Registration Statement on Form F-4, File No. 333-52698.

     (5) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, filed March 29, 2001.

     (6) Incorporated by reference to the Registrant's Form 10-Q for the six months ended June 30, 2001, filed August 14, 2001.

         (b)  REPORT ON FORM 8-K:

              We did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                       TITLES                           DATE
    ----------                       ------                           ----
/s/ John Sims         Chief Executive Officer (principal       November 13, 2001
----------------      executive officer)
John Sims


/s/ Karen Basian      Chief Financial Officer (principal       November 13, 2001
----------------      financial and accounting officer)
Karen Basian