Form 10-K
period 2001-12-31
724 SOLUTIONS INC
filed 2002-03-29
CIK 1097641

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                         10 York Mills Road, 3rd Floor
                            Toronto, Ontario M2P 2G4
          (Address of principal executive offices, including zip code)

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common shares on March 25, 2002 of $1.40, as reported on the Nasdaq National Market, was approximately $45.9 million. Common shares held as of February 28, 2002 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      As of March 25, 2002, the Registrant had outstanding 59,628,351 common shares, no par value.

                                     INDEX

                               724 SOLUTIONS INC.
                           ANNUAL REPORT ON FORM 10-K

                                                                            PAGE

PART I
Item 1.  Business.......................................................       1
Item 2.  Properties.....................................................      32
Item 3.  Legal Proceedings..............................................      32
Item 4.  Submission of Matters to a Vote of Security Holders............      33

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.................................................................      33
Item 6.  Selected Financial Data........................................      38
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................      40
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....      57
Item 8.  Financial Statements and Supplementary Data....................      57
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................      57

PART III
Item 10. Directors and Executive Officers of the Registrant.............      58
Item 11. Executive Compensation.........................................      58
Item 12. Security Ownership of Certain Beneficial Owners and Management.      58
Item 13. Certain Relationships and Related Transactions.................      58

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     58

SIGNATURES..............................................................

Consolidated Financial Statements.......................................     F-1

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF BUSINESS

      OVERVIEW

      AN INVESTMENT IN OUR COMMON SHARES INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES. WE ENCOURAGE YOU TO CAREFULLY REVIEW THE INFORMATION SET FORTH IN THIS ITEM I UNDER THE CAPTIONS "RISK FACTORS" AND "INFORMATION REGARDING FORWARD-LOOKING STATEMENTS" FOR A DESCRIPTION OF THESE RISKS AND UNCERTAINTIES.

      We are a leading global provider of Internet infrastructure software that enables the delivery of secure applications and mobile transaction solutions across a wide range of Internet-enabled devices. We were incorporated in 1997, and introduced our initial financial services products in 1999. Since that time, we have also begun to offer brokerage, credit card, payments and alerts solutions, in a variety of languages and currencies around the world. Our suite of products and services enables companies to capitalize on the mobile Internet by building, deploying and integrating personalized and secure mobile payments and applications. In 2001, the company extended its solutions to the mobile operator market, leveraging its Alerts Solutions, 724 Frameworks and Secure Payment Solutions. With critical security features built in, our Wireless Internet Platform, 724 Frameworks and solutions can be quickly implemented and integrated with existing systems and scaled or expanded to accommodate future growth. We also enable our customers to more rapidly introduce services with end-to-end customer support through our global hosting provider, Computer Sciences Corporation.

      Using our solutions, our customers can offer new, easy to use, highly personalized, value-added services which leverage the flexibility and convenience of the mobile Internet, while building stronger relationships with their customers. Our customers currently include leading financial institutions and we have entered into key strategic customer relationships with two leading mobile network operators partners. With corporate offices in Toronto, Canada, we have development and sales offices around the world, including Australia, Hong Kong, Germany, the United Kingdom and the United States.

      We were established in July 1997, and launched our initial product in May 1999. We have completed four acquisitions since that time:

      YRLESS. In March 2000, we acquired Internet messaging gateway developer YRLess Internet Corporation of Oakville, Ontario. YRLess developed the YMG-2000, a scaleable, platform-independent carrier-grade short messaging service gateway for wireless carriers.

      EZLOGIN. In June 2000, we completed our acquisition of Ezlogin, a provider of Internet software infrastructure tools for user directed personalization.

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

      GROWTH OF DIGITAL WIRELESS COMMUNICATIONS

      Digital wireless communications have grown rapidly due to declining consumer costs, expanding network coverage, the availability of extended service features such as voice and text messaging and the proliferation of wireless devices. These wireless devices include personal digital assistants such as PalmPilot connected organizers, Handspring Visors, "Pocket PC" organizers; digital mobile phones by Ericsson, Nokia and Motorola; and two-way pagers, such as those developed by Research In Motion and Motorola. According to Gartner Dataquest, the proportion of total worldwide mobile connections using digital services is expected to grow from approximately 90 percent at the end of 2000 to 99 percent by the end of 2005. Recent developments in wireless technology and deployment of digital data networks have enabled the introduction of wireless data applications such as financial services, mobile commerce, news and lifestyle content. Over the next few years, consumer adoption of these services is expected to accelerate as their ease-of-use benefits from the allocation of additional wireless spectrum and the deployment of high-speed, packet-switched networks and new devices designed to take advantage of this newly available bandwidth.

      CONVERGENCE OF WIRELESS COMMUNICATIONS AND THE INTERNET

      The convergence of wireless communications and the Internet has created new opportunities for the delivery of wireless data services. We expect that the convergence of wireless communications and the Internet will enable the delivery of wireless multimedia applications, including voice, data, image and video. International wireless technology groups, such as the Wireless Application Protocol Forum, Wireless Village and the Third Generation Partnership Project, have created global standards for the transmission of wireless applications, which we believe will help lead to increased penetration of the market for wireless devices and services.

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

      GROWTH OF SECURE MOBILE TRANSACTIONS

      As the mobile Internet continues to grow and evolve, the focus of user activity is expanding beyond basic content delivery applications. E-mail and other forms of messaging that facilitate mobile person-to-person communications have begun to drive accelerated adoption of wireless data devices and services. We expect that one of the next major types of functionality this market will demand is the ability to conduct secure mobile transactions, with a particular emphasis on banking, brokerage and mobile payments. The Yankee Group forecasts global mobile commerce to be a US$120 billion market by 2006. With convenient access, mobile transactions can be faster, less expensive and easier than transactions conducted through a broker, teller, ATM or bricks-and-mortar storefront. In addition, the location-based and presence-sensing capabilities made possible by wireless networks and device technology, facilitate the creation of a personalized, context-sensitive user experience that is unique to the mobile environment. Secure mobile transaction services can also offer productivity and efficiency benefits to enterprise users who require the ability to securely execute high-value transactions when away from the office. Applications aimed at full-service brokers, financial advisors, institutional traders, insurance agents, corporate treasurers and purchasing agents are some examples of the mobile workforce opportunity within the secure transactions market.

      As in the online context, however, concern among users about the security of their sensitive financial and payment information is a key hurdle to be overcome for mass adoption of mobile transaction technology to occur. In the financial services sector, financial institutions are well positioned to respond with strategies that build on their unique trust relationship with clients and the strengths of their traditional channels and services to overcome these security concerns. We believe that the increasing popularity of new Internet-enabled devices will help generate greater demand for mobile financial services and provide an opportunity for financial institutions to drive adoption of banking, brokerage, mobile payments and other secure transaction services to their large and attractive customer bases.

      Mobile network operators also have a significant interest in stimulating the adoption of secure mobile transaction services because of the need to offset the slowing growth of revenues from voice services and to begin realizing returns on their substantial investments in new wireless spectrum and network infrastructure. Mobile operators are uniquely positioned to play this role because they maintain the account relationship with the mobile subscriber, control access to their networks by third party merchants and service providers, operate the billing systems that will be a prime enabler of mobile payments, and enjoy preferred menu positioning for the data services they choose to market to their subscribers. Recently announced initiatives, such as Vodafone UK's m-pay service, provide early evidence of the potential opportunity for mobile operators going forward as they continue to expand their role from access providers to wireless portal operators to secure payment enablers.

      To execute these strategies, financial institutions and mobile operators will require solutions that extend their existing systems (which we believe were generally not designed to facilitate mobile transactions) to exchange information with third party systems, such as those operated by merchants and payment processors, and with a variety of Internet-enabled consumer access devices. This exchange requires a complex bridging architecture that can interface with a variety of access devices, communication protocols, operating systems, and network and security technologies. These solutions must also be secure in order to protect the integrity and confidentiality of information, and fault-tolerant and scalable in order to process an increasing number of transactions. The ideal solutions must also enable rapid deployment and provide the flexibility to add additional functions and services.

      BUSINESS STRATEGY

      Our objective is to become the leading mobile solution provider to financial institutions and mobile network operators, providing technology, applications and services that enable the delivery and adoption of secure mobile transactions.

      Our strategy is to:

      TARGET FINANCIAL INSTITUTIONS AND MOBILE NETWORK OPERATORS: Our initial strategic focus was to provide our solutions to large financial institutions worldwide, particularly banks and brokerage firms. We believe that large financial institutions have both the scale and global consumer base to maximize the adoption of services based on our solutions.

      Having established a significant presence in consumer banking and brokerage, we expect to use many of the components of our architecture to develop solutions for the mobile workforces of our financial institutions customers and to expand into new financial services sectors such as insurance.

      In 2001, we broadened our market focus beyond financial services by extending our core competencies of security, scalability, transaction enablement and actionable alerting to create solutions for our second target customer segment, mobile network operators. We believe that there will be continued high interest from this segment in the deployment of mobile payments and alerts-based solutions, particularly due to the expanded service capabilities supported by the new wireless networks and devices being launched.

      PROVIDE AN OPEN, FLEXIBLE TECHNOLOGY ARCHITECTURE: Our next generation architecture is designed to be compliant with the J2EE technology standard, Sun's Java software platform for enterprise applications. We believe that this architecture will help enable the increasing number of large enterprises investing in J2EE application servers to leverage this same infrastructure to deploy our mobile solutions. The flexibility of our architecture enables customers to expand the functionality of their 724 Solutions-powered services by adding new applications, modes of interaction and devices as their needs evolve. We expect to continue broadening the range of capabilities available to our customers. For example, we are integrating interactive voice response (IVR) and voice recognition technologies to create new multi-modal solutions that allow consumers to seamlessly move from voice to text, depending on their surroundings and the type of transaction they are conducting.

      OFFER SOLUTIONS THAT ADDRESS CUSTOMERS' CRITICAL BUSINESS CHALLENGES: We are focused on developing and delivering differentiated mobile technology solutions for our financial institution and mobile operator customers. These solutions are designed to specifically address the business challenges of our customers in these two segments. Our approach is to gain a deep understanding of the competitive dynamics within our target markets and the common needs of our individual customers, and then to combine and apply our core software products and support services in creative ways to solve critical business problems.

      LEVERAGE STRATEGIC PARTNERSHIPS: We are establishing strategic relationships with distribution partners and providers of complementary products and services to extend our market reach, enhance our solutions and improve our cost structure. Examples of this aspect of our financial services strategy include our partnership with Nomura Research Institute in the Japanese market, and our relationship with Computer Sciences Corporation (CSC), which will operate our hosting services. Through our relationship with CSC, we will seek to provide wireless capability to CSC's extensive Hogan Systems and Credit Card Management installed customer bases. To build our distribution capability into the mobile operator segment, we have established partnerships with Nortel Networks, Ericsson, Aspire Technologies, iMobile5 and Sonera SmartTrust.

      IMPROVE OPERATING EFFICIENCY: In response to the challenging economic climate in 2001, we have been substantially re-engineering our cost structure to better position the company for sustainable, profitable growth. Some of the critical cost reduction initiatives being implemented include transitioning the hosting portion of our business to CSC, optimizing the size of our worldwide office network and migrating to a single headquarters based in Toronto. We also believe that our next generation technology architecture will enable us to develop and support solutions more cost effectively going forward.

      RETAIN OUR KEY EMPLOYEES: As a software company, we are keenly aware of the critical importance of our key people to our success. To ensure that employees are motivated to remain with the company and to continue contributing their valuable expertise and experience, we strive to create a desirable work environment, to provide challenging work assignments and to offer competitive compensation programs.

      724 SOLUTIONS - CUSTOMER BENEFITS

      We believe that our products enable customers to maintain and deepen consumer relationships and accelerate the adoption of secure mobile transaction services. Our products can be rapidly implemented, integrate easily with existing systems, address security issues, are scalable and provide a robust platform for future growth. Key benefits of our products include:

      - SPEED TO MARKET: Our products, whether installed in a customer's operations enter or operated as a service through our hosting partner, Computer Sciences Corporation, can be rapidly deployed by a new customer, branded and offered to consumers.

      - EASE OF INTEGRATION WITH EXISTING SYSTEMS: Our products link to a customer's existing systems, enabling customers to preserve their existing investment, and to extend the productivity and functionality of their existing infrastructure to new electronic channels.

      - SECURITY: The security framework of our product offerings address the stringent security standards of financial institutions, creating an environment of trust for consumers and allowing our customers to offer transactions and other services with reduced fraud-related concerns.

      - SCALABILITY AND MANAGEABILITY: Our products are designed to add users efficiently and effectively. We believe that our products can support significant growth in users with little increase in infrastructure.

      - ABILITY TO EXPAND FUNCTIONALITY: Our 724 FrameWorks is designed to facilitate the addition of new applications, devices, content and services. It provides tools and application services that simplify development and quickly bring mobile applications to market.

      - MAINTAIN AND DEEPEN CONSUMER RELATIONSHIPS: Our product offerings are designed to stimulate and facilitate more frequent and value-added interactions between our customers and their clients. With the ability to set up personal preferences and alerts, and seamlessly move from voice to text while executing a transaction, users of 724 Solutions-powered services enjoy a personalized, easy-to-use experience. In addition, the information contained in the personalization and notification databases can provide our customers with a competitive advantage in building consumer loyalty through the delivery of more targeted services.

      We believe that our products benefit our customers and the companies with which we have relationships by enabling the delivery of differentiated wireless and wireline financial services, and other types of secure transaction services. These services help increase consumer loyalty and drive network usage, consumer electronic device sales, and the purchase of other products and services.


      OUR PRODUCTS, SERVICES AND SOLUTIONS

      We offer a variety of secure mobile transaction solutions to financial institutions and mobile operators around the world. These solutions are developed and delivered by combining and applying our core software products and support services to specifically address the high-priority business challenges of our customers in these two market segments.

      SOFTWARE PRODUCTS

      Our products are written in C++ and Java, widely accepted standard programming languages for developing object-oriented applications. We also make extensive use of Extensible Markup Language (XML), which was completed by the World Wide Web Consortium in 1998, and

Extensible Style Language (XSL) in our software applications. Our software runs on the Windows NT and the Sun Solaris operating systems.

      724  FRAMEWORKS

      724 FrameWorks is a development and runtime environment for rapidly building, customizing, and deploying multi-channel business applications. For enterprise organizations and mobile network operators looking to extend functionality of legacy applications and rapidly deploy next generation, multi-device applications, 724 FrameWorks provides tools and application services that simplify development and help to quickly bring mobile applications to market. 724 FrameWorks helps to shield a customer's development from the complexities of multi-device applications. We intend to enable 724 FrameWorks to run on popular J2EE-compliant application servers.

      Features:

      Rapid Development Architecture - Enables rapid application development by providing developers with easy access to web services standards and development services for business rules, presentation, security and personalization.

      Session Framework - Helps shield developers from the complexities of mobile device session management such as dropped connections and sharing of sessions between different devices and channels. The Session Framework provides services that easily enable fast session-reconnect and management of unique sessions across multiple channels.

      Policy Management Framework - Provides flexible, system-wide security by governing application and user enrolment policies - for example, by enabling the service provider to pre-set the level of authentication required before a specific user or group of users can access a particular service.

      Presentation Framework - Delivers a device-specific user interface to a broad range of client devices. Developers write one device-independent presentation and the Presentation Framework handles the display for each specific device.

      Business Framework - Allows business logic (how the application works) to be written independently of the presentation layer (how the application looks to the user). Definitions of all incoming and outgoing messages, bindings and port-types are defined in Web Services Description Language (WSDL) for each application.

      Application Services - Provides a set of common services to applications that would otherwise need to be managed separately for each application. Services include, user profile management, device management, content management, alerts and messaging and presence.

      724 PAYMENTS

      724 Payments provides mobile operators and financial institutions the ability to offer tailored m-commerce services both directly and via merchant partners. The Payments Server is a flexible, scaleable, high performance mobile payments solution that supports multiple forms of payment, including credit, debit, pre- and post-paid billing. 724 Payments manages the connectivity and flow of information between the parties to an m-commerce transaction, and implements the pre-set business rules governing the transaction.

      Features:

      Payment Gateway Connectivity - Provides connectivity to payment gateways for credit and debit (non-PIN based) card transactions.

      Interfaces to Pre- and Post-Paid Billing Systems - Enables end-users to make payments on their service provider's pre or post-paid bill.

      Flexible Business Rules Engine and Transaction Workflow - Provides flexible tools for establishing the rules that will govern the execution of an m-commerce transaction and how information will flow between the parties to the transaction.

      Merchant Relationship Management - Provides flexible, end-to-end management of merchant relationships.

      End User Management - Provides tools and services to ease the user experience and manage end-user security.

      724 ALERTS

      724 Alerts is an integrated suite of software and toolkits for delivering highly personalized, time-critical information and enabling the recipient to act on the information quickly and easily. Available as a hosted or installed solution, mobile operators, financial institutions and enterprises can leverage their existing infrastructure and data to offer a value-added, differentiated service offering to their end-customers. 724 Alerts can be rapidly deployed by its customers to enable them to create new revenue channels and lower operational costs.

      Whether implemented as a stand-alone solution or integrated with 724 Solutions' suite of mobile applications, 724 Alerts provides secure and scalable alerting capabilities, and is designed to be compatible with future developments in technology.

      Features:

      724 Alerts offers flexible and extensible alerting capabilities through a sophisticated and extendable process of monitoring, detection and notification.

      Flexible Data Monitoring - watches any number of content sources, such as real-time news feeds, account databases or web sites, based on a redefined schedule or a real-time event trigger.

      Sophisticated Detection - determines what conditions are appropriate to notify users based on predefined preferences and rules.

      Message Manager - a highly scalable, intelligent messaging application that provides secure, reliable delivery of messages across multiple carrier networks to any mobile device, including mobile phones, personal digital assistants (PDAs) and one and two-way pagers. Message Manager provides a feature-rich user interface for message management and also offers administration tools for subscriber management, system monitoring and message tracking.

      Message Delivery - service providing connections to 90% of paging and wireless networks worldwide.

      Actionable Alerts - provides the recipient of an alert with the ability to immediately act on the information received through one of several methods, including clicking on an embedded URL, pressing a button on the handheld device or responding with a typed or voice command.

      SUPPORT SERVICES

      724 Solutions works with customers to provide a turnkey operating environment. Together with our partners, we offer a services suite that includes professional services, training services, support and application hosting. These services are designed to quickly deliver cost-effective solutions.

      Professional Services - The 724 Solutions Professional Services team and our system integrator partners are experienced in helping our customers realize the benefits of our products, providing a range of services to enhance the quality of the software and minimize the risks involved in the deployment process.

      Training Services - provides customers with sophisticated product information and hands-on experience that will accelerate their productivity and minimize the learning curve so they can take full advantage of their technology investment.

      Application Hosting - our secure and cost-effective Application Hosting services are available through our partner, Computer Sciences Corporation, and are designed to accelerate the time-to-market for customer deployments by eliminating the customer's need to install and operate our products on their own systems.

      Customer Support - support is available on a 24x7 basis and is maintained from four strategically assigned locations.

      FINANCIAL SERVICES SOLUTIONS

      Our financial services solutions enable our customers to offer consumers the ability to execute a variety of banking, brokerage and credit card account inquiries and transactions, using a wide range of Internet-enabled devices.

      Banking - functionality includes account information and statements, credit card statements and advances, intra-bank transfers, bill payment and post-dated payments, commercial cash management, positive pay exceptions and multi-currency transfers.

      Brokerage - functionality includes order placement and confirmation, balances, positions and open orders, holdings and transaction records, investment statements, trading data and charting, detailed stock quotes and watch lists.

      Credit Cards - ability to view balances, search transaction history, and make payments. Basic account access functionality can be extended further with 724 Alerts. For example, an issuer could alert a cardholder of an overdue payment, thereby collecting a late payment fee while reducing the risk that the account will be charged-off. Alerts for credit limits, payments-received and cardholder promotional offers are also offered.

      MOBILE OPERATOR SOLUTIONS

      Our solutions for mobile network operators are designed to leverage their existing technology investments to sell new services in the short-term, while laying the groundwork for their deployment of enhanced services on their future high-speed wireless networks. To do so, our development efforts have focused on creating rich, flexible infrastructure services that can support a broad range of potential consumer applications, thereby reducing the need for mobile operator customers to anticipate the next set of dominant applications when investing in our solutions.

      Mobile Prepaid Top-up - replaces prepaid cards as mechanism for adding value to a subscriber's prepaid phone account, reducing costs for the mobile operator and adding convenience for the subscriber. The subscriber first receives a text or recorded voice message indicating that his or her pre-paid time is about to run out. Then, with a push on the keypad, a request is sent to a bank server that debits the customer's bank account (if sufficient funds are available) and credits his or her prepaid phone account.

      Digital Goods Payment - provides transaction processing and payment capabilities for the sales of digital goods (e.g., games, ring tones) within the mobile operator's wireless portal offering. Transaction processing and payment capabilities include transaction workflow, business rules, revenue sharing tools, and settlement data. The solution connects to content provider applications and to key systems in the mobile operator's operations and business support systems.

      Actionable Alerts - a variety of customer service and mobile commerce solutions can be implemented based on the 724 Alerts and 724 Payments products to reduce costs and expand revenue generation opportunities. For example, a text message or recorded voice call can alert customers when their bill is due or overdue and provide the ability to pay instantly. Alerts can be sent in response to customer-specified areas of interest - such as event tickets, new releases of CDs and DVDs and other consumer goods. These items can then be purchased over the mobile operator's network, producing fees or commissions with every purchase. Mobile operators can also deliver their own or third-party subscription services such as sports scores, betting information, show times, horoscopes and more.

      CUSTOMERS

      Mobile access to the Internet is having a significant effect on the delivery of our products and services to consumers, and enables consumers to effect transactions in new ways. As a group, we believe that online consumers generally represent an affluent and important market segment. These consumers are increasingly using new methods, including wireless technologies, to access the Internet. The convergence of the Internet and digital wireless technologies presents new opportunities for financial institutions and mobile operators that seek to use the Internet to reach consumers. Using our products to enable secure mobile transactions, we believe that financial institutions and mobile operators can differentiate their services to retain and strengthen their existing customer relationships and attract new customers.

      We currently market our products and services which include banking, brokerage, credit card, payments and alerts solutions, in a variety of languages and currencies around the world to large financial institutions such as banks and brokerages. In 2001, we broadened our focus by offering solutions that leverage mobile network operators' (MOs) existing infrastructure investments.

      In 2001, we derived approximately 73%, 15% and 12% of our revenues from customers in North America, Europe and Asia Pacific respectively. In 2000, we derived approximately 98% and 1% of our revenues from customers in North America and Asia Pacific, respectively. See note 12 to our consolidated financial statements.

      RESEARCH AND DEVELOPMENT

      As of February 28, 2002, our research and development department consisted of 143 employees, some of whom are a part of the January 2002 restructuring; these people are expected to continue their employment until such time as is needed to complete key projects and transfer their knowledge. These units are responsible for assessing new technologies, new release schedules, product architecture, security, performance engineering, product requirements, quality assurance and product support.

      SALES, MARKETING AND CUSTOMER SUPPORT

      As of February 28, 2002, we employed 157 people, some of whom are on transition plans as part of the 2002 restructuring initiative, in sales and customer support in North America, Europe and Asia-Pacific. In addition, we employed 11 people in our marketing department. Some of these people are a part of our January 2002 restructuring initiative, and are expected to continue their employment with the Company to complete key projects as necessary. Our sales employees generally receive incentive compensation based on individual sales volume.

      We offer our customers consulting services to assist in the installation and deployment of our products, as well as ongoing product support. Services offered during installation include training, configuration, and connectivity to existing systems. We believe that our customer support and consulting services result in improved customer satisfaction and loyalty, a shorter sales process, faster implementation and an increase in the sales of our products.

      Our personnel typically work directly with our customers' in-house personnel to implement our solution. We bring together and coordinate the technology and resources needed to deliver a single solution to customers who do not wish to use their in-house resources to implement our products.

      To expand our distribution into the financial institutions and mobile operator markets, we are supplementing our direct sales and marketing efforts by establishing relationships with resellers such as hardware and software vendors, payment processors, solution developers and systems integrators. We expect that we will generate a substantial portion of our revenues in future periods through our relationships with these third parties.

      STRATEGIC RELATIONSHIPS

      We are establishing worldwide relationships with financial services system vendors and integrators, payment processors, wireless network equipment and solution providers, device manufacturers and content and technology providers to facilitate the adoption of our customers' 724 Solutions-enabled products and services. We anticipate that some of these relationships will lead to formal arrangements in which strategic partners will agree to incorporate, resell and/or implement our solutions, we will incorporate new technologies into our solutions, or in which we will adapt our solutions to support new types of devices. Through strategic relationships, we seek to gain worldwide access and positioning, technological leadership, and an early awareness of emerging mobile Internet technologies.

      We are working with network equipment and solution providers, such as Ericsson and Nortel; device manufacturers, such as Palm Computing, Motorola, Nokia, and Research In Motion; software companies, such as InterVoice-Brite, Sonera SmartTrust, Neomar and Certicom; hardware platform vendors, such as Compaq, Hewlett Packard and Sun Microsystems; financial solution providers, such as CashEdge, Nomura Research Institute, Computer Sciences Corporation, Checkfree, Ezenet (Cognicase) and Politzer & HANEY; credit card associations, such as MasterCard and Visa; mobile network connectivity providers, such as MobileSys and MobileWay; system integrators, such as iMobile5; and content providers, such as Maptuit and Reuters. We believe that these relationships help to increase the demand for our secure mobile transaction solutions while at the same time helping our partners increase the demand for their respective products and services.

      COMPETITION

      The market for our products and services is becoming increasingly competitive. The widespread adoption of open standards may make it easier for new market entrants and existing competitors to introduce products that compete against ours. We believe that we will compete primarily on the basis of the quality, functionality and ease of integration of our products, as well as on the basis of price. As a provider of secure mobile transaction solutions to financial institutions and mobile operators, we assess potential competitors based primarily on their management, functionality and range of services, the security and scalability of their architecture, their customer base and geographic focus and their capitalization and other resources.

      Our current and potential competitors include:

      - THE IN-HOUSE DEVELOPMENT TEAMS OF FINANCIAL INSTITUTIONS: In-house development teams are a primary source of competition as some financial institutions choose to develop their own solutions using internal expertise and, in some cases, outsourced service providers instead of contracting with 724 Solutions or another third party solution provider. Examples of this in-house approach include Celestial Securities Limited's wireless trading service in Hong Kong and the wireless trading capability developed by Fidelity using Research In Motion's two-way pagers.

      - SOFTWARE VENDORS FOCUSED ON FINANCIAL INSTITUTIONS: Mobile finance competitors include Aether Systems, EverSystems, Macalla Software, Smartserv Online and Meridea Financial Software. In addition, various companies active in the Internet banking and brokerage businesses with a primary focus on back-end processing, middleware or front-end personal computer platforms for retail Internet banking are potential competitors. These include companies such as Financial Fusion, S1 Corporation, TIBCO Software and Sanchez Computer Associates.

      - ENTERPRISE SOFTWARE VENDORS AND SYSTEMS INTEGRATORS: Application server vendors such as IBM, BEA and Oracle and systems integrators such as Accenture, IBM and PriceWaterhouseCoopers have historically competed with us in the financial solutions market. Companies in both categories seek to expand the scope of their existing relationships with financial institutions, the former by adding wireless access capabilities into their existing software platforms and the latter by addressing specific customer needs through a combination of third party technologies, custom application development and systems integration services.

      - M-COMMERCE AND PAYMENT SOLUTION VENDORS: Our competitors in the mobile operator market are companies providing various types of mobile commerce solutions that enable consumers to pay for goods and services through their handset using a credit card, debit card, or mobile phone account. These players include digital wallet and payment server providers such as Encorus, iPin, Trintech and Qpass, mobile shopping service providers such as Infospace and Digital Rum, and billing system vendors such as Amdocs, Portal and Convergys.

      - NETWORK EQUIPMENT AND DEVICE MANUFACTURERS: Ericsson, Nokia, Motorola and other large wireless technology vendors are both potential competitors and potential partners for us in our target segments of financial institutions and mobile network operators. Although our solutions and these manufacturers' products are primarily complementary, they may choose to jointly market their own technology and the technology of our competitors in a manner that may reduce our sales.

            MOBILE ACCESS GATEWAY VENDORS AND MESSAGING SOLUTION PROVIDERS:
            Companies in this category, such as Openwave Systems, CMG, Comverse, Nokia and Ericsson, have extensive mobile operator relationships and will play a key role in driving the adoption of wireless data services and, consequently, mobile payments for these services. Much like the network equipment and device manufacturers, these companies can be both partners and competitors for us in the mobile operator segment. The competitive threat to us would arise if any of these companies use partnerships or acquisitions to expand their capabilities from enabling content delivery and messaging services into secure transactions, in an attempt to position itself as a single source supplier of wireless data infrastructure software to mobile operators.

      INTELLECTUAL PROPERTY

      We protect our proprietary technology through a combination of contractual confidentiality provisions, trade secrets, and patent, copyright and trademark laws. We have applied for registration of several trademarks, including "724 Solutions," "724 Solutions & Arrows Design," "724 Solutions Financial Services Platform," "Poet," and "Your Customer is in Motion." To protect our trademarks throughout the world, we have applied for registration of some or all of our trademarks in Europe, Canada, the United States, the United Kingdom, Japan, Australia and Mexico. 724 has received registered trademarks in Australia, the U.K. and the European Community.

      We have also applied for patents for applications relating to our mobile commerce technology, the Wireless Internet Platform and our 724 Solutions Platform. We have applied for patent protection in Canada, the United States, Japan and through the Patent Cooperation Treaty, which is an international patent application designating multiple countries. To date, 724 has received thirteen patents with respect to the technologies relating to its Wireless Internet Platform.

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

      EMPLOYEES

      As of February 28, 2002, we had 347 employees worldwide. Of these employees, 68 are part of the Company's January 2002 restructuring and are continuing their work term until such time as is needed to complete certain key projects.

                                  RISK FACTORS

                      RISK FACTORS RELATED TO OUR BUSINESS

           WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES IN THE FUTURE.

      We have not been profitable since our inception. We incurred losses of $13.8 million for the year ended December 31, 1999, $63.3 million for the year ended December 31, 2000 and $554.2 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $634.2 million. We have taken significant measures to reduce our operating expenses since commencing our restructuring efforts in June 2001. These expense reduction measures are based in part on our expectations regarding future revenues. As a result, any shortfall in our revenues relative to our expectations could cause significant changes to our net losses. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to sustain or increase our profitability.

      OUR FUTURE REVENUES AND OPERATING RESULTS ARE DEPENDENT TO A LARGE EXTENT UPON GENERAL ECONOMIC CONDITIONS

      Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market, our primary target markets of financial institutions and mobile network operators. As economic activity slowed in these markets during 2001, our sales cycle began to lengthen significantly as potential customers began to reduce their spending commitments, deferring wireless projects and reducing their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. As a result of these factors, our revenues began to decline in 2001. If general economic conditions continue to be adverse, if the economies in which our target customers are located suffer from a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

      WE MAY EXPERIENCE AN INCREASE IN PRICE PRESSURE IN THE FUTURE; AND IF WE ARE NOT SUCCESSFUL IN REDUCING OUR COST ACCORDINGLY, WE MAY EXPERIENCE A DECREASE IN GROSS MARGINS.

      We believe that certain factors in the current market contribute to the risk that prices and therefore our gross margins will decrease in future fiscal quarters. As the weakening economy affects our customers' budget for wireless spending, we will feel additional pressure to lower our prices. In addition, due to the downturn in the economy, many of our customers are reluctant to make a commitment to pay a large upfront license fee, which could also cause our revenues to decrease. With a greater portion of services revenue in the mix in the short-term, if we are not successful in reducing our costs of sales in response to the pricing pressure and any reduced upfront commitment, we will experience a decrease in our gross margins. In addition, due to the difficulties in achieving sales in the current economic environment, we will have less control over the portion of our sales consisting of licenses, which generally has a higher gross margin than services. Accordingly our current gross margins may decrease.

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

      WE EXPECT TO LIMIT THE EXTENT TO WHICH WE INVEST IN OTHER COMPANIES, AND WE MAY NOT TAKE ADVANTAGE OF INVESTMENT OPPORTUNITIES THAT COULD PROVIDE SIGNIFICANT LONGTERM FINANCIAL BENEFITS TO OUR COMPANY.

      For the year ended December 31, 2001, we realized a loss of $4.6 million on sales of our long-term investments and recorded a loss provision of $10.0 million against these investments as they have experienced a significant other than temporary decline in their value. Particularly if the economic environment worsens, we may need to record additional write-downs of these investments in the future. Any write-downs of this kind could cause our losses to increase.

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

      WE MAY NOT PURSUE THE TECHNOLOGY THAT WE PURCHASED AND MAY NEED TO RECORD ADDITIONAL CHARGES.

      During fiscal 2001, we have made significant investments in new technologies, to help expedite customer adoption of our solutions, including interactive voice response technology, technologies relating to short messaging services and technology to allow mobile applications to be executed with real-time interaction. In accordance with our accounting policy, we review the carrying value of these technologies, considering key factors such as our estimate of customer demand for these technologies and the technologies' fit with our product strategy. For the year ended December 31, 2001, we recorded a charge of $6.7 million relating to our decision not to use our acquired "Web Application Event Framework" technology. In the future, if there are any circumstances in which there is a decline in the carrying value of our other new technologies, for example, if we decide not to pursue these technologies if we determine that customer demand for them is not substantial, we may need to record additional charges.

      IF WE DO NOT SUCCESSFULLY DELIVER OUR HOSTING SERVICES, WE MAY NOT BE ABLE TO RETAIN OUR EXISTING CUSTOMERS OR ATTRACT NEW CUSTOMERS.

      Some of our existing customers require, and some potential customers will require, that we host and manage the server infrastructure and software platform as part of the implementation of our software. In January 2002, we formalized our plan to transfer the management of our application hosting service to Computer Sciences Corporation ("CSC"). We will be dependent on CSC to provide secure hosting services for our software products. If the transition of our hosting service to CSC is not successful, if CSC becomes unable to deliver these services, if CSC does not deliver these services in a manner that is sufficient for our customers' needs, or if other circumstances occur that affect CSC or its computer systems, our hosting services may be substantially impaired. If any of these circumstances occur and cause us to fail to deliver our hosting services, we may lose customers, our reputation may suffer, and our ability to attract new customers may be damaged.

      WE HAVE A LENGTHY AND COMPLEX SALES CYCLE FOR SEVERAL OF OUR PRODUCTS, WHICH COULD CAUSE THE DELAY OR LOSS OF REVENUE AND INCREASE OUR EXPENSES.

      Our sales efforts target large financial institutions and mobile operators worldwide, which requires us to expend significant resources educating prospective customers and partners about the uses and benefits of our products. Because the purchase of our products is a significant decision for these prospective customers, they may take a long time to evaluate them. Our sales cycle has typically ranged from four to six months, but can be longer due to significant delays over which we have little or no control. As a result of the long sales cycle, it may take us a substantial amount of time to generate revenue from our sales efforts.

      WE ARE ENTERING NEW MARKETS WHERE WE HAVE LIMITED EXPERIENCE

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

      WE HAVE BEEN EXPERIENCING A DECLINE IN SALES FROM INTERNATIONAL MARKETS

      Since December 31, 2000, we have begun to recognize revenues from our sales in international markets. We recognized net revenue of $6.6 million and $5.2 million from sales in Europe and Asia Pacific, respectively, in 2001. In the past, in deriving our revenue forecasts, we have expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly there. However, in recent months, some key countries in these regions have experienced decreasing economic activity, and our sales to these regions declined in the third quarter of 2001. Accordingly, our sales to these regions during 2001 may not be indicative of future trends, and may not expand significantly during the next several quarters.

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

      IF WE ARE NOT ABLE TO ESTABLISH RELATIONSHIPS WITH RESELLERS OR ADEQUATELY ENCOURAGE RESELLERS TO SELL OUR PRODUCTS, OUR REVENUE MAY NOT GROW.

      Historically, we have not made a major portion of our sales through resellers and partners. However, we anticipate that in future periods a substantial portion of our sales will be made through resellers and partners. If we are not able to establish relationships with resellers and partners or adequately encourage resellers and partners to sell our products, our revenues may not grow. We have a limited number of relationships with resellers and partners and only limited experience working with resellers and partners. These resellers and partners may not market our products in a manner that will maximize our sales. In addition, we anticipate that most of our resellers and partners will be permitted to sell the products and services of our competitors, and may determine not to continue to serve as resellers and partners of our products.

      WE NEED TO RETAIN OUR CUSTOMERS AND ADD NEW CUSTOMERS OR OUR REVENUE MAY BE SUBSTANTIALLY REDUCED AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

      We have agreements with existing customers whereby they have an option to purchase additional software licenses and/or renew their current relationship with us. If any of our customers discontinue their relationship for any reason, do not renew their agreements or seek to reduce or renegotiate their purchase and payment obligations, our revenue may be substantially reduced. In addition, we believe that in the existing environment, customers are reluctant to renew existing contracts and/or add more products and services. If our sales efforts to these potential customers are not successful, our products may not achieve market acceptance and our revenue will not grow. Further decreases in adoption will have a material impact on our revenues.

      In addition, as the market for mobile financial services evolves, our customers may change their plans as to the services that they will provide using our products.

      WE HAVE RELIED ON SALES TO A LIMITED NUMBER OF CUSTOMERS, AND IF WE FAIL TO RETAIN THESE CUSTOMERS OR TO ADD NEW CUSTOMERS, OUR REVENUE MAY BE SUBSTANTIALLY REDUCED AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE

      We have historically derived a significant portion of our revenue from the sale of our solution to a limited number of customers. In the year ended December 31, 2001, we had two customers who accounted for 11% and 10% of our total revenues. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. If we are not successful in selling additional products and services to these customers in the future, or maintain the amount of revenues that we generate from them, it could have a material impact on our future revenues, and we may encounter difficulties in increasing our market acceptance.

      OUR REPUTATION MAY SUFFER IF OUR CUSTOMERS WHO ARE ALSO SHAREHOLDERS CEASE TO LICENSE OUR TECHNOLOGY

      We currently have customers who hold more than 5% of our common shares. We are currently negotiating with two of them, Bank of America and Bank of Montreal, to renew their existing license agreements with us, the most recent terms of which recently ended. If these customers cease to license our technology, our credibility in the market may suffer, which may impede our ability to attract new customers. Bank of Montreal and Bank of America, individually, accounted for less than 10% of our total revenues in 2001.

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

      We rely on wireless and other network service providers to introduce and support our products, and services based on our products, in a timely and effective manner. We have no control over the pace at which they will do so. If these providers are slow to support the services that use our solution, our existing customers may not be able to effectively offer these services and potential customers may be reluctant to purchase our products. In addition, wireless and other network service providers face implementation and support challenges in introducing services delivered to Internet-enabled devices, which may slow their rate of adoption or implementation of our solution. Moreover, the continued expansion of digital wireless services, especially in North America, is critical to our success. The pace of this expansion may not increase for a variety of reasons, including, for example, if the U.S. government does not allocate a sufficiently broad portion of the available spectrum to render the services attractive.

      IF WE DO NOT RESPOND ADEQUATELY TO EVOLVING TECHNOLOGY STANDARDS, SALES OF OUR PRODUCTS MAY DECLINE.

      Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to communications and the Internet generally and the financial services industry in particular. Wireless Internet access is a rapidly evolving market and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of Internet-based services through wireless devices. In addition, our competitors may develop alternative products that gain broader market acceptance than ours. As a result, the life cycle of our products is difficult to estimate. We need to develop and introduce new products and enhancements to our existing products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive technologies that may render our products obsolete. These research and development efforts may require us to expend significant capital and other resources. In addition, as a result of the complexities inherent in our products, major enhancements or improvements will require long development and testing periods. If we fail to develop products and services in a timely fashion, or if we do not enhance our products to meet evolving customer needs and industry standards, including security technology, we may not remain competitive or sell our solution.

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

      Because our activities involve the storage and transmission of proprietary information such as credit card numbers and bank account numbers, if a third-party were able to steal a user's proprietary information, we could be subject to claims, litigation or other potential liabilities that could cause our expenses to increase substantially. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to costly litigation or a significant loss of revenue. Although our customer agreements contain provisions which limit our liability relating to security to some extent, our customers or their consumers may seek to hold us liable for any losses suffered as a result of unauthorized access to their communications.
Any litigation of this kind, regardless of its outcome, could be extremely costly and could significantly divert the attention of our management. We may not have adequate insurance or resources to cover these losses.

      ANY FAILURE TO EXPAND AND MANAGE OUR INTERNATIONAL OPERATIONS COULD LIMIT OUR POTENTIAL REVENUE GROWTH.

      We have operations outside the U.S. and Canada. Our international operations may be adversely affected by a number of risks, including:

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

      FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES.

      Our operations outside the U.S. and Canada may be conducted in currencies other than the U.S. dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar, including the value of the Canadian dollar, could cause currency exchange losses, as our principal offices and staff in Toronto generate Canadian dollar denominated expenses. We have not taken significant steps to hedge against these losses. We cannot predict the effect of exchange rate fluctuations upon our future operating results.

      WE WILL NEED TO RECRUIT, TRAIN AND RETAIN KEY MANAGEMENT AND OTHER QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS.

      Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. However, if our workforce is not properly sized to meet our operating needs, our ability to achieve and maintain profitability is likely to suffer. As indicated in this report, we are substantially reducing the number of our employees. This will mean that we will use a smaller number of employees to conduct some of the operations that were previously performed by a larger workforce, which may cause disruption of our business. In addition, the morale of our current employees may decrease, reducing their performance. Our recent stock option exchange program and related option issuances may not be sufficient to incentivize our personnel to remain in our employment. Our ability to attract potential new employees and retain current employees in the future may suffer as a result of these staffing reductions.

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

      WE MAY BE SUBJECT TO LITIGATION CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

      As noted in Item 3 -- Legal Proceedings, we and certain of our present and former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

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

      To help ensure that we would have sufficient capital to take advantage of our core business opportunities we have taken significant actions since the second quarter of 2001 to reduce our operating expenses. However, most of our operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable, and these expense levels are based in part on our expectations regarding future revenues. As a result, any shortfall in our revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Accordingly, if the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

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

                      RISK FACTORS RELATED TO OUR INDUSTRY

      OUR BUSINESS WILL NOT GROW IF THE USE OF WIRELESS DATA SERVICES DOES NOT CONTINUE TO GROW.

      The markets for wireless data services and related products are still emerging and continued growth in demand for, and acceptance of, these services remains uncertain. Our products depend on the acceptance of wireless data services and Internet-enabled devices in the commercial, financial and mobile network operator markets. Current barriers to market acceptance of these services include cost, reliability, platform and distribution channel constraints, safety, functionality and ease of use. We cannot be certain that these barriers will be overcome. Since the market for our products is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. Our future financial performance will depend in large part upon the continued demand for online financial, mobile network operators and payments services through wireless application devices. We cannot ensure that a sufficient volume of subscribers will demand these services or will seek these services provided through the Internet on wireless access devices. If the market for these wireless online services grows more slowly than we currently anticipate, our revenue may not grow.

      IF FINANCIAL INSTITUTIONS AND OTHER POTENTIAL CUSTOMERS DO NOT CONSIDER THE MOBILE INTERNET TO BE A VIABLE COMMERCIAL MEDIUM, OUR CUSTOMER BASE MAY NOT GROW.

      Our success depends upon the extent to which large enterprises, particularly financial institutions, accept the Internet as a viable means to deliver their services. The adoption of the mobile Internet for commerce and communication, particularly by those financial institutions and other companies that have historically relied upon traditional means, generally requires them to understand and accept a new way of conducting business and exchanging information. Financial institutions and other companies may be reluctant or slow to adopt a new, mobile Internet-based strategy because of increased pressure on costs and the complexity and risk involved in developing a solution based on emerging technologies. Reluctance by financial institutions and other potential customers to use the Internet to deliver their services may prevent us from growing.

      LACK OF CONSUMER CONFIDENCE IN THE SECURITY OF MOBILE INTERNET-ENABLED TRANSACTIONS COULD LIMIT ADOPTION OF OUR SOLUTION, WHICH COULD PREVENT US FROM BECOMING PROFITABLE.

      Consumers will not seek to effect transactions using the mobile Internet and wireless applications if they are not confident that financial transactions over the mobile Internet can be undertaken securely and confidentially. Although there is security technology currently available for mobile Internet-enabled transactions, many mobile Internet users do not use the Internet mobile for commercial transactions because of continued security concerns. These concerns may be heightened by well-publicized security breaches of any mobile Internet-related service, which could deter consumers from adopting the services provided by our solution. If consumers do not gain confidence in the security for mobile Internet-enabled transactions that the current technologies provide, our revenue will not increase.

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

      The widespread adoption of open industry standards, such as Wireless Application Protocol (WAP) specifications, may make it easier for new market entrants and existing competitors to introduce products that compete with ours. In addition, competitors may develop or market products and services that are superior or more cost-effective than ours, which could decrease demand for our products and cause our revenue to decline. Currently, our competitors include:

      -     in-house development teams of financial institutions;

      -     software vendors focused on financial institutions;

      -     enterprise software vendors and systems integrators;

      -     m-commerce and payment solution vendors;

      -     network equipment and device manufacturers; and

      -     mobile access gateway vendors and messaging solution providers.

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

      We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally and laws and regulations directly applicable to access to, or commerce on, the Internet and wireless networks. However, a number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet and wireless networks, including but not limited to, online content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as property ownership, copyright, trade secrets, libel and personal privacy will be applied to the Internet and wireless networks. The adoption of new laws or the broader application of existing laws may expose us to significant liabilities and additional operational requirements and may decrease the growth in the use of the Internet and wireless networks, which could, in turn, both decrease the demand for our products and increase the cost of doing business.

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

      IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, WE MAY LOSE OUR COMPETITIVE ADVANTAGE.

      We depend on our ability to develop and maintain the proprietary aspects of our technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, as well as confidentiality provisions in contracts with our customers, suppliers, contractors and employees, all of which afford limited protection. We also seek to protect our proprietary technology under patent laws. We also seek to protect our proprietary technology under patent laws, and have 13 U.S. patents that we acquired in connection with our acquisition of TANTAU. We have also applied for several trademark registrations for many of our trademarks in several countries throughout the world. To date, we have received registered trademarks in the Australia, the European Community and the U.K. Despite the measures we have taken to protect our intellectual property, we cannot ensure that these steps will be adequate, that we will be able to secure the desired patent or trademark registrations for our patent applications in Canada, the U.S. or other countries, or that third parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our copyrights, patents or pending patents, trademarks and other proprietary rights. Similarly, we cannot ensure that our employees will comply with the confidentiality agreements that they have entered into with us, and misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies that are not covered by our patents or reverse engineer our trade secrets, software or other technology. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the U.S. and Canada. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

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

      Our principal shareholders, together with our directors and executive officers, hold a substantial percentage of our outstanding common shares. Several of our directors hold positions with our major shareholders or their affiliates. Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could be otherwise beneficial to shareholders.

      THE MARKET PRICE OF OUR COMMON SHARES IS VOLATILE, WHICH MAY RESULT IN LITIGATION THAT COULD BE COSTLY AND DIVERT OUR RESOURCES.

      Stock markets have recently experienced extreme price and volume fluctuations, particularly for the shares of technology companies. Since our initial public offering, the market value of our common shares has fluctuated significantly. The closing price of our common shares on the Nasdaq National Market has ranged from US$231.87 during the first quarter of 2000 to US$1.07 during the first quarter of 2002. These fluctuations are often unrelated to the operating performance of particular companies, including ours. The broad market fluctuations may adversely affect the market price of our common shares. This may adversely affect our ability to use our common shares as consideration in acquisition transactions. In addition, when the market price of a company's stock drops significantly, shareholders often commence securities class action lawsuits against that company, regardless of the merit of their claims. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of management and other resources, regardless of the outcome of the lawsuit.

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

      FUTURE SALES OF COMMON SHARES BY OUR EXISTING SHAREHOLDERS COULD CAUSE OUR SHARE PRICE TO FALL

      If our shareholders sell substantial amounts of our common shares in the public market, the market price of the common shares could fall. The perception among investors that these sales will occur could also produce this effect. In connection with our merger with TANTAU, we filed a registration statement on Form F-4 which, subject to limitations under the U.S. securities laws and the resale restriction agreements entered into by most of the security holders of TANTAU, made the common shares that we issued in the offering available for resale in the U.S. In July 2000, we filed a registration statement on Form S-8 relating to the issuance and sale of more than 6.5 million of our common shares that are issuable under our stock option plans. In February 2001, we filed an additional registration statement relating to more than 3.5 million options that we assumed in the TANTAU acquisition, which may be exercised to purchase our common shares by TANTAU's directors, officers, employees and consultants. We intend to file an additional registration statement relating to our 2000 Stock Option Plan, the size of which was increased to 10.8 million shares in 2001.

      We have entered into a registration rights agreement with shareholders that currently own a majority of our common shares. Under this agreement, we are obligated, under a number of circumstances, including upon the demand of some of the shareholders that are parties to the agreement, to register a substantial number of our common shares so that they may be freely sold on the Nasdaq National Market and The Toronto Stock Exchange. This agreement relates to the common shares held by our 5% shareholders, as well as more than 10 million of the common shares that we issued in connection with our acquisition of TANTAU. If these rights are exercised, a substantial number of shares could be sold in the public markets, which is likely to adversely affect our stock price.

      IF THE MARKET PRICE OF OUR COMMON SHARES FALLS BELOW $1.00 FOR AN EXTENDED PERIOD OF TIME WE MAY NOT CONTINUE TO BE LISTED ON NASDAQ

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

      INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this annual report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those listed under "-- Risk Factors" or described elsewhere in this annual report. These statements include, but are not limited to, the statements regarding:

      - the expected growth in the number of wireless subscribers and demand for wireless services;

      - the expected growth in the number of wireless Internet subscribers;

      - the expected and continued convergence of wireless communications and the Internet;

      -     the expected growth in consumer use of e-commerce;

      - the expected growth and adoption of secure mobile transaction solutions to protect the integrity and confidentiality of information;

      - our plans to integrate our operations with those of the companies that we have acquired;

      -     our plans to increase our customer base;

      -     our plans to form additional strategic relationships;

      - our plans to offer enhanced products and services, and the benefits that customers and consumers will receive from these services;

      - our plans to market our products and services to new industry sectors; and

      - our plans to improve our operating efficiency through cost cutting initiatives.

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

      In addition, several of the statements set forth under the caption "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" are of a forward-looking nature. These statements include, but are not limited to, the statements regarding:

      - the future revenues that we expect to derive from our products and services, our solution sales, revenue sharing arrangements and commissions on m-commerce transactions;

      - our expectations regarding our future gross margins, future cost of revenue, future net losses, our future research and development, sales and marketing, general and administrative, amortization, stock-based compensation and restructuring expenses; and our future capital expenditures;

      -     our expectations regarding our future capital requirements; and

      - our expectations regarding the impact of recent accounting pronouncements upon our future financial statements.

      Among the factors that could cause our actual results or events to differ are the risks that are set forth in this document under the caption "--Risk Factors," in particular:

      -     the risk that general economic conditions will not improve;

      -     unanticipated trends and conditions in our industry;

      - risks associated with our ability to compete in a variety of international markets;

      - the risk that we will not have sufficient capital to expand our operations;

      - any delay, inability or difficulty encountered in increasing our revenues from our existing and future contracts;

      - risks associated with our ability to efficiently integrate acquired businesses; and

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

      ITEM  2.   PROPERTIES.

      Our head office is located in Toronto, Ontario Canada. We also have development and sales offices around the world, including Australia, Hong Kong, Germany, the United Kingdom and the United States. As part of our restructuring efforts, which began in June 2001, we have closed many our facilities around the world. To further reduce our facilities costs, we may close additional offices by consolidating our employees into a smaller number of employees.

      ITEM  3.   LEGAL PROCEEDINGS.

      The Company has been named in several class actions filed in federal court in the Southern District of New York between approximately June 13, 2001 and June 28, 2001 (collectively the "IPO Allocation Litigation"). The IPO Allocation Litigation was filed on behalf of purported classes of plaintiffs who acquired the Company's common shares during certain periods. In addition to the Company, the named defendants in actions similar to the IPO Allocation Litigation include over 180 other issuers that have had initial public offerings since 1998. The complaints in the IPO Allocation Litigation name as defendants some or all of the current or former directors and officers of the Company (the "Individual Defendants") and underwriters of the Company's initial public offering of securities ("Underwriter Defendants"). In general, the complaints in the IPO Allocation Litigation allege that the Underwriter Defendants: (1) allocated shares of the Company's offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company's initial public offering to certain of the Underwriter Defendants' customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The Company intends to vigorously defend itself and the Individual Defendants against these claims made against it in the IPO Allocation Litigation. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.



                                     PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      MARKET PRICES OF 724 SOLUTIONS' COMMON SHARES

      Our common shares are listed on the Nasdaq National Market under the symbol "SVNX" and on The Toronto Stock Exchange under the symbol "SVN." The following table sets forth the high and low closing sales prices per share of our common shares as reported on the Nasdaq National Market and The Toronto Stock Exchange for each of the quarters during the fiscal years ending December 31, 2001 and December 31, 2000.

YEAR ENDED DECEMBER 31, 2001


                             NASDAQ NATIONAL     NASDAQ NATIONAL     TORONTO STOCK      TORONTO STOCK
                              MARKET: HIGH         MARKET: LOW      EXCHANGE: HIGH      EXCHANGE: LOW
                            --------------------------------------------------------------------------

First Quarter                   US$  27.62           US$   9.40       Cdn.$  41.82         Cdn.$15.00
Second Quarter                  US$  12.13           US$   5.80       Cdn.$  18.78         Cdn.$ 8.83
Third Quarter                   US$   7.57           US$   2.02       Cdn.$  11.16         Cdn.$ 3.13
Fourth Quarter                  US$   2.80           US$   1.07       Cdn.$   4.50         Cdn.$ 1.72


YEAR ENDED DECEMBER 31, 2000


                             NASDAQ NATIONAL     NASDAQ NATIONAL     TORONTO STOCK      TORONTO STOCK
                              MARKET: HIGH         MARKET: LOW      EXCHANGE: HIGH      EXCHANGE: LOW
                            --------------------------------------------------------------------------

First Quarter
  (from January 28, 2000)      US$ 231.87            US$  65.50       Cdn.$337.00          Cdn.$92.50
Second Quarter                 US$ 121.00            US$  32.00       Cdn.$165.00          Cdn.$46.75
Third Quarter                  US$  53.46            US$  28.90       Cdn.$79.00           Cdn.$43.15
Fourth Quarter                 US$  45.75            US$  16.25       Cdn.$69.10           Cdn.$25.25


      RECORD HOLDERS

      As of February 28, 2002, there were 368 registered holders of our common shares, approximately 239 of which had addresses in the U.S. These record holders owned 64% of our issued and outstanding common shares.

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

      TAXATION OF DIVIDENDS. Subject to the discussion below under "Passive Foreign Investment Company Considerations," for U.S. federal income tax purposes, the U.S. dollar value of any distribution made out of 724 Solutions' current or accumulated earnings and profits as determined for federal tax income purposes will be included in gross income by a U.S. Holder and will be treated as foreign source dividend income (except that if more than 50% of 724 Solutions' stock is owned by U.S. persons, a portion of any dividends may be treated as U.S. source for purposes of calculating such Holder's U.S. foreign tax credit). The U.S. dollar value of any distribution received in Canadian dollars will be based on the spot exchange rate for the date of receipt.

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

      PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS. 724 Solutions does not believe it will be a passive foreign investment company (a "PFIC") in 2001. In the future, the determination of 724 Solutions' PFIC status will depend on, among other things, a valuation of

724 Solutions' assets, including goodwill and other intangible assets. No assurance can be given that 724 Solutions will not be attributed PFIC status in future years.

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

      If 724 Solutions were classified as a PFIC, any gain recognized by a U.S. Holder upon the sale of common shares of 724 Solutions, or the receipt of certain distributions, would generally be treated as ordinary income. In this case, this income would be allocated over the period that the U.S. Holder held 724 Solutions shares and an interest charge would be imposed on the amount of deferred tax on such income allocated to prior taxable years. If 724 Solutions were determined to be a PFIC, however, a U.S. Holder could elect to treat his or her shares as an interest in a qualified electing fund (a "QEF Election"), in which case the U.S. Holder would be required to include in income annually his or her proportionate share of 724 Solutions' income and net capital gain in years in which 724 Solutions was a PFIC, regardless of whether such income or gain was actually distributed, but any gain subsequently recognized upon the sale by such U.S. Holder of the shares would generally be taxed as capital gain. Alternatively, a U.S. Holder could make an election (a "Mark-to-Market Election"), pursuant to which the U.S. Holder would be required to include as ordinary income annually the excess of the fair market value of the 724 Solutions shares over the U.S. Holder's basis therein. If a U.S. Holder makes a Mark-to-Market Election, then any gain recognized upon the sale by such U.S. Holder of his or her common shares of 724 Solutions generally would be taxed as ordinary income in the year of sale.

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

      MATERIAL CANADIAN INCOME TAX CONSEQUENCES

      The following discussion applies only to a holder of 724 Solutions common shares who, for purposes of the INCOME TAX ACT (Canada) (the "Act"), is neither resident nor deemed to be resident in Canada at any time and does not use or hold, and is not deemed to use or hold, the 724 Solutions common shares in connection with a trade or business that the holder carries on, or is deemed to carry on, in Canada at any time (each a "non-resident holder"). Special rules which are not discussed in this summary may apply to a non-resident holder that is an insurer carrying on business in Canada and elsewhere, or a financial institution as defined by section 142.2 of the Act. If you are in any doubt as to your tax position, you should consult with your tax advisor.

      DIVIDENDS

      Dividends paid or credited or deemed to be paid or credited to a non-resident holder on the 724 Solutions common shares will be subject to Canadian non-resident withholding tax at the rate of 25% of the gross amount of such dividends under the Act. This rate may be reduced under an applicable income tax treaty between Canada and such non-resident holder's country of residence. In the case of a non-resident holder which is the beneficial owner of such dividends and a resident of the United States for the purposes of the Canada-U.S. Tax Convention, the rate of non-resident withholding tax in respect of dividends on the 724 Solutions common shares will generally be reduced to a rate of 15% of the gross amount of such dividends (except that where such beneficial owner is a corporation and owns at least 10% of the voting stock of 724 Solutions, the rate of withholding tax is reduced to 5% for dividends paid or credited). Under the Canada-U.S. Tax Convention, dividends paid or credited to a non-resident holder that is a United States tax exempt organization as described in Article XXI of the Canada-U.S. Tax Convention will not be subject to Canadian withholding tax.

      DISPOSITIONS

      A non-resident holder will not be subject to tax under the Act in respect of capital gains realized on the disposition or deemed disposition of 724 Solutions common shares unless such shares are "taxable Canadian property" (within the meaning of the Act) to the holder at the time of the disposition. 724 Solutions common shares will generally not constitute taxable Canadian property to a non-resident holder provided such shares are listed on a prescribed stock exchange (which currently includes the TSE and NASDAQ) on the date of disposition and, at any time during the five-year period immediately preceding the disposition or deemed disposition of the 724

Solutions common shares, the non-resident holder or persons with whom such holder did not deal at arm's length or the non-resident holder and such persons has not had an interest in or an option to acquire not less than 25% of the issued shares of any class or series of the capital stock of 724 Solutions. Even if the 724 Solutions common shares are taxable Canadian property to a non-resident holder, any capital gain realized by such holder on a disposition of such shares may be exempt form Canadian tax under an applicable income tax treaty. The Canada-U.S. Tax Convention will generally exempt such a non-resident holder, who is resident in the United States for purposes of the Canada-U.S. Tax Convention from tax in respect of the disposition provided the value of the 724 Solutions common shares is not derived principally from real property situated in Canada. 724 Solutions is of the view and has advised counsel that the value of the 724 Solutions common shares is not currently derived principally from real property situated in Canada.

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

      RECENT SALES OF UNREGISTERED SECURITIES

            On March 25, 2002, we issued 1,011,690 of our common shares to the former shareholders of YRLess, pursuant to the terms of our March 2000 acquisition agreement. This issuance occurred in connection with a transaction not subject to the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) and Regulation S thereunder.

      ITEM 6.   SELECTED FINANCIAL DATA.

      The selected consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 have been derived from our audited financial statements, which are included elsewhere in this report. The selected statement of operations data for the period from July 28, 1997 (inception) to December 31, 1999 and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from other audited financial statements not included in this report. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information beginning on page F-1 in this report, as well as the information set forth under "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                         July 28, 1997
                                        Year ended December 31,           (inception)
                                 2001       2000      1999       1998     to December
                                                                            31, 1997
----------------------------------------------------------------------------------------
                              (IN THOUSAND OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE
                                                      AMOUNTS)
Revenue:
  Product                     $ 27,054   $ 14,191   $  1,697  $  1,678   $      -
  Less stock-based
   compensation related to
   software development              -       (248)    (1,644)   (1,395)         -
  Services                      16,763      7,303      1,169       208          -
                              ----------------------------------------------------------
   Total Revenue                43,817     21,246      1,222       491          -

  Operating expenses:
   Cost of revenue              19,286     12,560      1,839        61          -
   Research and development     39,052     28,876      7,158     2,087         44
   Sales and marketing          36,807     12,531      2,574       378         39
   General and administrative   15,904     13,868      3,609       502         82
   Depreciation                  8,142      3,946        752        88          -
   Amortization of              80,172     18,843          -         -          -
   intangible assets
   Stock-based compensation
     Cost of revenue               411        653         19        21          -
     Research and development   27,730      3,748         97       107          -
     Sales and marketing        11,077        484         24        27          -
     General and                 7,951      1,530         25        26          -
     administrative
  Restructuring Costs           16,488          -          -         -          -
  Write-down of intangible     321,461          -          -         -          -
  and other assets
  Write-down of fixed assets     3,156
                              ----------------------------------------------------------
     Total operating expenses  587,637     97,039     16,097     3,297        165
  Loss from operations        (543,820)   (75,793)   (14,875)   (2,806)      (165)

  Interest income                5,773     11,582      1,044       107         10
  Equity in losses of           (1,591)      (943)         -         -          -
  affiliate
  Loss on sale of long-term     (4,591)         -          -         -          -
  investments
  Write-down of long-term       (9,975)         -          -         -          -
  investments
  Dilution gain                      -      1,890          -         -          -

                              ----------------------------------------------------------
   Net loss for the period    $(554,204)  (63,264)   (13,831)   (2,699)      (155)
                              ----------------------------------------------------------


  Basic and diluted net loss  $   (9.72) $   (1.71) $   (0.82)$   (0.47) $   (0.06)
  per share
  Weighted-average number of
  shares used in computing
  basis and diluted net loss
  per share (in thousands)       57,015     36,963     16,887     5,784      2,752
                              ----------------------------------------------------------

  CONSOLIDATED BALANCE
  SHEETS DATA

  Cash and cash equivalents   $ 60,279   $ 73,898   $ 65,287  $  2,976   $  1,299
  Short-term investments        28,857     92,726          -         -          -
  Intangible and other assets   35,729     90,563      1,100         -          -
  Working capital               75,512    149,782     58,805     2,333      1,267
  Total assets                 135,830    287,316     73,242     3,892      1,321
  Total shareholders' equity   109,246    262,263     62,168     3,193      1,288


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

OVERVIEW

      We are a leading global provider of Internet infrastructure software that enables the delivery of secure applications and mobile transaction solutions across a wide range of Internet-enabled devices. We were incorporated in 1997, and introduced our initial financial services products in 1999. Since that time, we have also begun to offer brokerage, credit card, payments and alerts solutions, in a variety of languages and currencies around the world. Our suite of products and services enables companies to capitalize on the mobile Internet by building, deploying and integrating personalized and secure mobile payments and applications. In 2001, we extended our solutions to the mobile operator market, leveraging our Alerts Solutions, 724 Frameworks and Secure Payment Solutions. With critical security features built in, our Wireless Internet Platform, 724 Frameworks and solutions can be quickly implemented and integrated with existing systems and scaled or expanded to accommodate future growth. We also enable our customers to more rapidly introduce services with end-to-end customer support through our global hosting provider, Computer Sciences Corporation.

      Using our solutions, our customers can offer new, easy to use, highly personalized, value-added services which leverage the flexibility and convenience of the mobile Internet, while building stronger relationships with their customers. Our customers currently include leading financial institutions and we have entered into key strategic customer relationships with two leading mobile network operators partners. With our corporate office in Toronto, Canada, we have development and sales offices around the world, including Australia, Hong Kong, Germany, the United Kingdom and the United States.

DEVELOPMENTS IN 2001

TANTAU SOFTWARE ACQUISITION
      In January 2001, we completed our acquisition of Austin-based TANTAU Software Inc. TANTAU develops and designs software and related services that enable enterprises to conduct high-volume, secure, m-commerce transactions. The acquisition price of $407.7 million included the issuance of 17,119,869 common shares, 2,011,055 replacement common share purchase options and acquisition costs of $9.4 million. The acquisition was accounted for by the purchase method. For the year ended December 31, 2001, we performed an assessment of the carrying value of the remaining intangible and other identifiable assets recorded in connection with our acquisitions, including TANTAU. See "Results of Operations - Write-down of Intangible and Other Assets".

RESTRUCTURING AND OTHER CHARGES
      In June 2001, in response to the downturn in general economic conditions, we began our restructuring initiative which included eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. In January 2002, we announced the continuation of our cost reduction initiative. See "Results of Operations Year Ended December 31, 2001 Compared to Year Ended December 31, 2000" and note 17(a) to our consolidated financial statements.

      In September 2001, we performed an assessment on the carrying value of the remaining intangible and other identifiable assets recorded with our various acquisitions. We concluded that a significant other than temporary decline existed with respect to these assets, and recorded a charge of $314.7 million for the year ended December 31, 2001. In addition, we reassessed our technology purchased from Webhelp and concluded that it was not expected to be a part of our future strategy. Accordingly we reduced the carrying value of this technology to zero and recorded a charge of $6.7 million. See "Results of Operations - Year Ended December 31, 2001 Compared to Year Ended December 31, 2000" and note 17(b) to our consolidated financial statements.

      In 2001, we reviewed the carrying value of our long-term investments and concluded that some of them had an other than temporary decline in value. Accordingly, we recorded $10.0 million as an other than temporary decline in the value of our long-term investments. In addition, we also realized a loss on sale of long-term investment of $4.6 million. See "Results of Operations -Write-down of long-term investments" and note 17(c) to our consolidated financial statements.

STOCK OPTION EXCHANGE PROGRAM
      In January 2002, in recognition that a large percentage of our outstanding options have exercise prices that are significantly higher than the current prices at which our common shares trade on the Nasdaq National Market and The Toronto Stock Exchange, we announced a voluntary

Stock Option Exchange Program that was offered to a majority of our employees, excluding directors, executive officers and selected senior personnel. Approximately 1.4 million options are expected to be granted under this program in August 2002. In connection with this program we announced a special grant of options for those who are ineligible to participate in the option exchange program. See "Stock-based compensation" and note 19 (b) to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

      We periodically review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosure system provided accurate and transparent information relative to current economic and business environment. As part of the process, we have reviewed our selection, application and communication of critical accounting polices and financial disclosures. We note that we have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting polices are described in Note 2 to our consolidated financial statements, which we encourage you to read.

REVENUE RECOGNITION

SOURCES OF REVENUE
      In 2001, our revenue was primarily derived from the licensing of our products, provision of related services, including installation, integration, training and maintenance support, and our application hosting services. We recognize revenue from our license agreements when all the following conditions are met:

   o We have an executed license agreement with the customer;
   o We have delivered the software product to the customer;
   o The amount of the fees to be paid by the customer is fixed and determinable; and
   o Collection of these fees is deemed probable.

      Typically, software license agreements are multiple element arrangements as they include related maintenance and implementation fees. Accordingly, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of value (VSOE) of each element. Contracts for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, as long as we have VSOE for all undelivered elements which are typically, services and maintenance, we can record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

PRODUCT REVENUE
Currently, product revenue consists of the following:

   o Subscription Arrangements - fixed fee licenses in which our customers pay us a fixed annual fee and we are required to deliver additional technology that we develop during the term of the agreement. These fees have been recognized using the subscription method of accounting, commencing with the delivery of the first product in the contract. Our earlier agreements used this model.

   o Fixed License Fee - one-time license fee for a fixed number or copies of unlimited use of the software, in exchange for a license with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter, provided that we have vendor specific objective evidence of fair value and our revenue recognition criteria are met.

   o Variable License Fee Arrangement - variable license fees based on a per user fee with specified quarterly minimum payments. We typically provide discounts and/or maximum quarterly payments to our customers based on the number of their customers using our applications. We recognize revenue from these contracts on a quarterly basis as the amount is determined. Our revenue under this model will vary with the number of our customer's end-users. To date, we have not received revenues from user fees in excess of any minimum payments. However, over time, we expect these fees to become a significant portion of our revenues once our customers rollout services based upon our solution to a substantial number of their customers.

   o Fixed License Fee With Future Royalty Payments - these license arrangements consist of an up front payment upon execution of the contract and an ongoing variable fee based on the number of users. The monthly user fees may be subject to minimum quarterly payments. We allocate revenue to the software based on vendor specific objective evidence of fair value. The portion of revenue that will be allocated to the software will be recognized when we meet the four revenue recognition criteria listed above. As a result, we anticipate that the initial payments under these contracts will tend to be recognized as revenue either in the quarter in which the contract is executed or shortly thereafter. Revenue from the minimum payments will be recognized on a monthly basis. Revenue associated with user fees in excess of any minimum payments will be recognized on a monthly basis when the amount is determined.

   o Reseller Arrangements - the reseller generally pays either a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with a non-refundable license fees when we have met our revenue recognition criteria.

      We anticipate that future revenues will include solution sales in addition to our current software and services models. The key distinguishing factors between what we would consider to be a solutions sale and a software and services sale are the comparable dollar values for services compared to software and the nature of the services contracted, being customized code and more complex interfaces as opposed to installation. In addition, we may maintain a large amount of risk related to the success of our solutions sales agreements. These risks may be in the form of significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to expectations. Recognition of revenue from such contract will primarily be based on the percentage of work completed method based either on inputs or on outputs as dictated by the specific contracts. We expect that revenue will be deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such contract. Accordingly, there will likely be an increase in the time between when the contract is signed and when we record the revenue.

      Due to the down-turn in the economy, our customers have been and continue to be reluctant to make large commitments in up front license fees and as such, our revenues from license and maintenance arrangements have been and are expected to be lower until the economy recovers and our customers begin to increase their levels of capital expenditures. The lack of a sufficient quantity of customer transactions will make it difficult for us to establish VSOE for license sales of new products and to maintain VSOE for license sales of products for which we historically sold. As a result, we expect that in the future, for contracts for which we do not have sufficient VSOE, we will be using the residual method to record revenues. Under this method, for arrangements where we have established VSOE for all undelivered elements, which are typically, services and maintenance, we will record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

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

      For a more detailed description of revenue recognition polices, refer to note 2(c) of our consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted principles, except as disclosed in Note 15 of our consolidated financial statements.

REVENUE

PRODUCT REVENUE
      In the year ended December 31, 2001, product revenue increased to $27.1 million from $13.9 million in 2000. Product revenue increased in 2001 compared to 2000 as a result of our acquisition of TANTAU and the increase in the number of customers licensing our products. In addition, in 2000, our product offerings were limited to our banking and brokerage products, whereas in 2001, we have been generating more sales from our expanded suite of product offerings, which include credit cards, alerts, payments and platform products. Since 2000, we have expanded our sales force and formed new relationships to gain customers outside of North America. In 2001, we gained new customers from Europe and Asia Pacific.

SERVICE REVENUE
Service revenue increased to $16.8 million in the year ended December 31, 2001 compared to $7.3 million in 2000. The change from 2000 mainly resulted from increases in consulting and implementation fees from additional customers and increases in maintenance fees due to growth in product sales. The increase in consulting and implementation fees resulted primarily from the additional implementation services that we performed in connection with our banking and brokerage, credit card, payments and alerts product offerings. In addition, in 2001, we derived consulting revenue from performing strategic consulting work relating to assisting a number of customers with their wireless and mobile offerings.

OPERATING EXPENSES

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

      Cost of revenue was $19.3 million for the year ended December 31, 2001 compared to $12.6 million for 2000. The increase is mainly due to the fact that in 2001 we had more customers for whom we were performing consulting and implementation work than we did in 2000. Cost of revenue for the year ended December 31, 2001 was 44% of revenue compared to 59% for the same period in 2000. We continue to utilize the infrastructure that we have built and leveraged the experience that we have gained in enabling our customers to deploy our products. In addition, as part of our restructuring efforts and realigning of our business, we have decreased the number of professional services personnel.

RESEARCH AND DEVELOPMENT
      Research and development expenses include the compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

      Research and development (R&D) expenses increased to $39.1 million in the year ended December 31, 2001 compared to $28.9 million in 2000. The increase mainly reflects the growth in R&D personnel, in the first six months of 2001 before the restructuring, mainly as a result of our acquisitions of Ezlogin, Spyonit and TANTAU. This increase also resulted from our investment in developing our "724 Payments" solution. R&D expense, as a percentage of revenue, was 89% for the year ended December 31, 2001 compared to 136% for the same period in 2000. The goals of the restructuring and realignment of our business in 2001, were to have a more streamlined, integrated and focused product road map and reduce duplication in the R&D process. We began to see benefits in our restructuring materialize in the third quarter of fiscal 2001 as R&D expenses decreased in absolute dollars from the second quarter of 2001, when the restructuring initiative began. We have additional plans in place to lower our R&D costs in the future with the restructuring initiative announced in January 2002. We will also continue to evaluate our R&D expenditure needs based on new product architecture and services and the current market environment.

SALES AND MARKETING
      Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

      Sales and marketing (S&M) expenses were $36.8 million for the year ended December 31, 2001 compared to $12.5 million in 2000. With the acquisition of TANTAU, these costs increased as we had additional sales personnel to manage our relationships with our major customers and strategic alliances and to expand our business in Europe and the Asia Pacific region. In addition, the increase in absolute dollars is attributable to our continuing strategy of expanding our reach to new markets and of increasing our efforts to sell our suite of products. S&M expenses, as a percentage of revenues, increased to 84% in the year ended December 31, 2001 from 59% in 2000. We have reduced the number of our worldwide sales and marketing personnel and discretionary marketing programs as part of our restructuring efforts in 2001 and in January 2002 in reaction to the downturn in economic conditions in our target markets. We will continue to monitor our pace of marketing expenditures to help ensure that they remain aligned with the opportunities that we have targeted as well as prevailing market conditions.

GENERAL AND ADMINISTRATIVE
      General and administrative (G&A) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as facilities, travel and professional consulting costs. Our corporate staff includes several of our executive officers and our business development, financial planning and control, legal, human resources and corporate administration staff.

      Our G&A expenses increased to $15.9 million for the year ended December 31, 2001, from $13.9 million in 2000. The increase in G&A expenses reflected expenditures incurred in the first two quarters of 2001, primarily related to the enhancement of our international infrastructure necessary to support our growing business as a result of acquiring TANTAU. G&A expenses as a percentage of revenues decreased to 36% for the year ended December 31, 2001 from 65% for 2000. We continue to monitor our G&A expenditures and believe that we currently have the infrastructure required to support our business in the current market environment.

DEPRECIATION AND AMORTIZATION
      Depreciation expense increased to $8.1 million in the year ended December 31, 2001, compared to $3.9 million in 2000. The increase reflects our capital spending in the first half of 2001, relating to equipment for our hosting facilities, computer hardware, office furniture and leasehold improvements at our facilities to support the additional personnel that we have hired and/or acquired through our acquisitions. We expect that depreciation expense will be stable or lower in 2002 as we have made significant reductions in our capital expenditure budget and have decommissioned redundant assets.

      Amortization expense increased to $80.2 million for the year ended December 31, 2001 compared to $18.8 million in 2000. The increase was mainly due to the amortization of the goodwill and acquired intangibles from our acquisitions of Ezlogin, Spyonit and TANTAU. As a result of the write-down of our intangible and other assets in the year ended December 31, 2001, as described in Note 17 of our consolidated financial statements, we have approximately $9.1 million and $8.8 million as the carrying value of goodwill and acquired technology respectively. After fiscal 2001, acquired technology will be amortized over a period of two years, while goodwill will be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002. See "Recent Accounting Principles".

STOCK-BASED COMPENSATION
      Stock-based compensation represents amortization of deferred stock-based compensation that we recorded as a result of granting stock options to employees at less than the fair market value of our shares for financial reporting purposes on the date of grant. This stock based compensation is being amortized on a straight-line basis over the vesting periods of these options, which is generally three years. In addition, included in stock-based compensation expense is the amortization of deferred stock compensation that arose due to the acquisition of TANTAU (see Note 3(a) of our consolidated financial statements) and compensation expense relating to the contingent consideration incurred as part of our acquisition of YRLess.

      Stock-based compensation increased to $47.2 million for the year ended December 31, 2001 from $6.4 million in the same period of 2000. Most of the increase was attributed to the amortization of the deferred stock compensation that we recorded as part of the TANTAU acquisition in the first quarter (this amount is being amortized over a maximum period of two years, starting January 17, 2001) and the immediate recognition of stock compensation expense for those terminated employees who have options that vest immediately upon their termination.

      Some of our employees who were terminated in January 2002 have options that vest immediately upon termination. We expect to expense the unamortized portion of the deferred stock compensation related to these options of approximately $3.2 million as non-cash stock compensation expense in the first quarter of 2002.

      In recognition that a large percentage of our outstanding options have exercise prices that are significantly higher than the current prices at which our common shares trade on the Nasdaq National Market and The Toronto Stock Exchange, in January 2002, we announced a Voluntary Stock Option Exchange Program that was offered to a majority of our employees, excluding directors, executive officers and selected senior personnel. This program offered eligible employees to exchange their current options, based on prescribed guidelines, for new options that we expect to be granted on or about August 29, 2002. Approximately 1.4 million options are expected to be granted under this program. Some employees who participated in the stock option exchange program were issued stock options for which we recorded a deferred stock compensation charge. As these employees agreed to exchange their options outstanding at January 23, 2002 for new ones to be issued on or about August 29, 2002, we expect to expense the related unamortized portion of the deferred stock compensation amount of approximately $2.0 million as non-cash stock compensation expense in the first quarter of 2002.

      In connection with this program, we announced a special grant of options for directors, executive officers and selected senior personnel, who are not eligible for the voluntary stock option exchange program and we are proposing to make a special grant of options to other employees who are not eligible to participate in this program. These options are expected to be granted on or about August 29, 2002. See note 19(c) to our consolidated financial statements.

RESTRUCTURING COSTS
      With the downturn in general economic conditions, we have been working to identify areas to reduce costs by eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. As a result of this realignment, in the year ended December 31, 2001 we recorded a restructuring charge of $16.5 million related to employee severance and lease costs for the closing of several of our offices. In addition, we recorded $3.2 million relating to the decommissioning of our redundant fixed assets and $3.6 million relating to the immediate recognition of deferred stock based compensation expenses relating to employees whose stock options vested upon termination of their employment. Included in our "Accrued Liabilities" is approximately $8.9 million in restructuring reserve relating to unpaid severance costs and lease exit costs. See note 17(a) to our consolidated financial statements.

      In January 2002, we announced the continuation of our cost reduction initiative. As a result, we expect to incur a charge in the first quarter of 2002 of approximately $13.1 million, consisting of severance and benefits costs, non-cancelable lease costs for the closing of additional offices, write-offs of fixed assets and stock compensation expenses related to the immediate recognition of deferred stock compensation for those employees whose stock options vest upon termination of employment. The cost realignment is critical to our plan to achieve operational profitability. In the restructuring, we narrowed our product focus, realigned our organization, developed a single product architecture and roadmap, unified company network and infrastructure, further integrated our business and purchasing processes and consolidated worldwide offices. See note 19(a) to our consolidated financial statements.

      In January 2002, we formalized our plan to form an alliance with Computer Sciences Corporation ("CSC"), located in Austin, Texas. CSC will be providing us with application hosting services in order to support our current hosting agreements until such time as such agreements are assigned to CSC. As a result of this transaction, we expect to record a charge of approximately $8.8 million relating to fees to be paid to CSC to service existing customer contracts and transitional costs relating to the transfer of our hosting business and a write-down of redundant computer equipment. See note 19(a) to our consolidated financial statements.

WRITE-DOWN OF FIXED ASSETS
      For the year ended December 31, 2001, we recorded a charge of $3.2 million related to the write-down of fixed assets that are redundant as a result of our restructuring.

WRITE-DOWN OF INTANGIBLE AND OTHER ASSETS
ACQUIRED BUSINESSES
      We performed an assessment of the carrying values of intangible and other assets recorded in connection with our various acquisitions: TANTAU, Spyonit and ezlogin. The assessment was performed because a number of factors indicated that an impairment existed in the year ended December 31, 2001. The main indicators of impairment were the significant changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies such as revenue multiples, significant negative industry and economic trends impacting both our current operations and expected future growth rates, and our decisions related to the abandonment of certain acquired technology. Based on these factors, we concluded that a significant other than temporary impairment existed with respect to our intangible assets, which primarily relates to the goodwill and acquired technology associated with the acquisitions of Ezlogin, Spyonit and TANTAU.

      In quantifying the impairment charge, we compared the expected future cash flows of each acquisition, including terminal value, to the respective carrying value of the assets of the business, including assigned goodwill. Variables in the cash flow include estimated revenue contribution to our overall revenue and estimated costs. The cash flow periods used ranged between three and five years, consistent with the useful life of the related asset acquired. The discount rate ranged between 15 and 20 percent and is based on the risk free rate, adjusted for risk factors of the acquired company.

      As a result of our review, we determined that the carrying values of the acquired businesses were not fully recoverable. Accordingly, we recorded, in the year ended December 31, 2001, a $314.7 million write-down of intangible and other assets based on the amount by which the carrying amount of the intangible and other assets exceeded the fair value calculated as described in the preceding paragraph. The goodwill and intangible assets write-down primarily relates to the goodwill and intangible assets that arose in the businesses that we acquired primarily through the issuance of shares and replacement options which were valued, for accounting purposes, on the respective dates of the acquisition which was significantly higher than our share trading price at the time of determining the existence of an impairment.

ACQUIRED TECHNOLOGY
      For year ended December 31, 2001, we performed a review of the carrying value of our "Web Application Event Framework" technology (WAEF) which we acquired from Webhelp in March 2001. During the course of the review, we considered our future use of WAEF, in light of the restructuring of our business and the downturn in the economy and concluded that the WAEF technology was not expected to be a part of our future strategy. We currently do not intend to incorporate this technology into our business. As a result, we reduced the carrying value of this technology to zero and recorded a charge of $6.7 million.

INTEREST INCOME
      Interest income decreased to $5.8 million in the year ended December 31, 2001, compared to $11.6 million in the same period of 2000. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares, including, in particular, the proceeds from our initial public offering in the first quarter of 2000. Interest income decreased in 2001 compared to 2000 because we have smaller holdings of cash and cash equivalent balances and short-term investments. Given the recent reductions in prevailing interest rates, we anticipate that we will receive reduced rates of interest on these assets during the current year compared to the year ended December 31, 2001.

EQUITY IN LOSS OF AFFILIATE

      We owned 24.9% of the equity of Maptuit, as of December 31, 2001. Our investment in Maptuit is accounted for using the equity method. Our share in the net loss of Maptuit was $1.6 million compared to a net gain of $947,000 in 2000. The net gain in 2000 consisted of an equity loss of $943,000 offset by a dilution gain of $1.9 million recorded as a result of Maptuit financings in 2000.

WRITE-DOWN OF LONG-TERM INVESTMENTS
      In the year ended December 31, 2001, we reviewed the carrying values of our long term investments. Due to adverse changes in operating market conditions, several of our long-term investments in other companies have experienced a significant other than temporary decline in their values. In or`der to determine the amount of the write-down, we assessed the fair market value of these investments and compared them to the investments' carrying values. The fair market value of these investments was based on a combination of the following:

   o if public, recent trading prices and trend in trading prices;
   o values indicated by recent rounds of financing in the investee company;
   o valuations performed by the investee company or venture capitalists if the investee company is seeking a round of financing and
   o changes in the market value of the investment relative to industry indices.

      For the year ended December 31, 2001, we realized losses on the sale of long-term investments of $4.6 million and recorded $10.0 million as an other than temporary decline in value of our long-term investments.

NET LOSS
      We recorded a net loss of $554.2 million for the year ended December 31, 2001 compared to net loss of $63.3 million for 2000. Our net loss increased as we recorded significant non-cash charges for impairment in value of our intangible and other assets, other than temporary decline in value of our long-term investments and amortization of goodwill related to our acquisitions and as we invested heavily in building our infrastructure. In addition, prior to our adoption of our restructuring plan in June 2001, our research and development expenses and our sales and marketing expenses increased to meet required product delivery schedules and to expand our market share. In response to the downturn of the economy in 2001, which affected our operations and expected growth rates, we adopted a restructuring plan to realign our operations to eliminate duplicate resources. As a result of this decision, we recorded restructuring related charges in 2001 of $19.6 million. We expect that the future cost savings due to reduction in salary, benefits and infrastructure costs, will more that offset the expense incurred.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUE
      Our revenue, before the offset of stock-based compensation, increased to $21.5 million for the year ended December 31, 2000 from $2.9 million in December 31, 1999.

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

OPERATING EXPENSES

COST OF NET REVENUE
      Cost of revenue was $12.6 million for the year ended December 31, 2000 compared to $1.8 million for the year ended December 31, 1999. Most of the increase was due to salary and consulting costs as we significantly increased our implementation and customer services personnel and third-party consulting firms to support our customers' deployment of our 724 Solutions Platform, and as we incurred startup and implementation costs required to establish our hosting infrastructure.

RESEARCH AND DEVELOPMENT
      Research and development expenses increased to $28.9 million for the year ended December 31, 2000 compared to $7.2 million for the same period in 1999. The increase from the prior year was attributed to the expansion of the functionality of our platform and costs associated with integrating Ezlogin and Spyonit and other acquired technology, as well as the continued development of our LiveClips and alerts products.

SALES AND MARKETING
      Sales and marketing expenses were $12.5 million in 2000 compared to $2.6 million in 1999. These costs increased primarily because in fiscal 2000 we hired additional sales personnel to manage our relationships with our major customers and to expand our business both in North

 America and worldwide. In addition, in 2000, we opened sales offices in Tokyo and Sydney to establish our presence in the Asia Pacific region and incurred fees associated with marketing programs designed to build brand awareness.

GENERAL AND ADMINISTRATIVE
      Our general and administrative expenses increased to $13.9 million in 2000 from $3.6 million in 1999. The increase in general and administrative expenses reflected our continued investment in increased staffing and related expenses for the enhancement of the international infrastructure necessary to support our growing business. The remainder of the increase was due to integration and professional fees related to our acquisitions and corporate development activities.

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

STOCK-BASED COMPENSATION
      Stock-based compensation was $6.4 million for the twelve months ended December 31, 2000 compared to $165,000 for the twelve months ended December 31, 1999. The increases are largely attributed to the amortization of deferred stock-based compensation related to options that were granted between October 1, 1999 and March 31, 2000. Stock-based compensation also includes accrued stock consideration related to the YRLess acquisition. (See Note 3(b) of our consolidated financial statements).

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

      QUARTERLY RESULTS OF OPERATIONS

      The following tables set forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters ended December 31, 2001. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of information presented. The statements of operations for 2001 include the results of operations of TANTAU and subsidiaries. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

--------------------------------------------------------------------------------

                                           Quarter Ended
2001                      Mar. 31    Jun. 30    Sept. 30   Dec. 31   Total Year
                                                                         C>

                         (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER
                         SHARE AMOUNTS)
--------------------------------------------------------------------------------

Revenue:
  Product                  $9,127     $8,976     $6,614     $2,337     $27,054
  Services                  4,722      5,102      3,427      3,512     16,763
                         -------------------------------------------------------
   Total Revenue           13,849     14,078     10,041      5,849     43,817

Operating expenses:
  Cost of revenue           5,090      5,646      4,232      4,318     19,286
  Research and             11,189     11,728      9,308      6,827     39,052
  development
  Sales and marketing       9,029     10,594      9,751      7,433     36,807
  General and               6,586      3,997      2,416      2,905     15,904
  administrative
  Depreciation              1,742      2,155      2,422      1,823      8,142
  Amortization of          23,870     27,375     26,964      1,963     80,172
  intangible assets
  Stock-based
  compensation
   Cost of revenue            207        230       (171)       145        411
   Research and             6,113      7,988      8,326      5,303     27,730
   development
   Sales and marketing      2,529      2,815      2,804      2,929     11,077
   General and              1,839      2,047      2,757      1,308      7,951
   administrative
Restructuring costs             -      3,433          -     13,055     16,488
Write-down of
  intangible
  and other assets              -          -    321,461          -    321,461
Write-down of fixed
  assets                        -          -          -      3,156      3,156

                         -------------------------------------------------------
      Total operating
        expenses           68,194     78,008    390,270     51,165    587,637
                         -------------------------------------------------------
Loss from operations      (54,345)   (63,930)  (380,229)   (45,316)  (543,820)

Interest income             2,476      1,605      1,101        591      5,773
Equity in losses of
affiliate                    (278)      (480)      (420)      (413)    (1,591)
Loss on long-term
investments                (6,250)         -     (7,750)      (566)   (14,566)

                         -------------------------------------------------------
      Net loss for the
      period             $(58,397)   (62,805) $(387,298)   (45,704) $(554,204)
                         -------------------------------------------------------

Basic and diluted net
loss per share           $  (1.09)   $ (1.08)  $  (6.64)   $ (0.78) $   (9.72)

                         -------------------------------------------------------
Weighted-average number
  of shares used in
  computing basic and
  diluted net loss per
  share (in thousands)     53,581     57,981     58,317     58,367     57,015
                         -------------------------------------------------------







                                                Quarter Ended
2000                       Mar. 31    Jun. 30    Sept. 30   Dec. 31   Total Year


                             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT
                                SHARES AND PER SHARES AMOUNTS)
---------------------------------------------------------------------------------

Revenue:
  Product                   $2,514     $2,591     $3,482     $5,356    $13,943
  Services                     597      1,377      2,632      2,697      7,303
                          -------------------------------------------------------
   Total Revenue             3,111      3,968      6,114      8,053     21,246

Operating expenses:
  Cost of revenue            1,953      2,550      3,777      4,280     12,560
  Research and               4,163      6,227      8,065     10,421     28,876
  development
  Sales and marketing        3,031      3,983      3,632      1,885     12,531
  General and                1,896      5,045      3,879      3,048     13,868
  administrative
  Depreciation                 317        684      1,313      1,632      3,946
  Amortization of                -      1,350      7,917      9,576     18,843
  intangible assets
  Stock-based
  compensation
   Cost of revenue             189        125         27        312        653


   Research and                487        641        950      1,670      3,748
   development
   Sales and marketing          85        160        335        (96)       484
   General and                  82        530        243        675      1,530
   administrative
                                                                             -
                          -------------------------------------------------------
      Total operating
        expenses            12,203     21,295     30,138     33,403     97.039
                          -------------------------------------------------------
Loss from operations        (9,092)   (17,327)   (24,024)   (25,350)   (75,793)

Interest income              2,237      2,722      3,633      2,942     11,582
Equity in income
(losses) of affiliate          (66)      (213)       965        261        947

                          -------------------------------------------------------
Net loss for the
period                    $ (6,921) $ (14,818)  $ (19,426) $ (22,147)  $ (63,264)
                          -------------------------------------------------------

Basic and diluted net
loss per share            $  (0.20) $   (0.40)  $   (0.51) $   (0.57)   $  (1.71)
                          -------------------------------------------------------
Weighted-average number
  of shares used in
  computing basic and
  diluted net loss per
  share (in thousands)      34,037     36,717     37,961     39,092     36,963
                          -------------------------------------------------------


      LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $86.7 million for the year ended December 31, 2001 compared to $26.8 million in 2000. Net cash used in operating activities in 2001 consisted mainly of our net loss of $554.2 million, offset by depreciation and amortization of $88.3 million, stock-based compensation expense of $47.2 million, loss on sale of investments of $4.6 million, write-down of long term investments of $10.0 million, write-down of intangible and other assets of $321.5 million, write-down of fixed assets of $3.2 million, equity in loss of affiliate of $1.6 million and use of working capital of $8.7 million. The main reason for the increase in cash used in operating activities in 2001 compared to 2000 is because in 2001, due to the acquisition of TANTAU, we had increased headcounts and additional infrastructure to support. In addition, in mid-2001, due to the downturn of economic conditions, we initiated our organizational restructuring and incurred severance costs related to terminated employees. With the further reduction announced in January 2002, we expect to record additional cash costs related to severance and fees to be paid to CSC to service exiting customer contracts and transitional costs relating to the transfer of our hosting business. See Note 19 to our consolidated financial statements.

      As at December 31, 2001, we have commitments to make $15.7 million in minimum lease payments, until the year 2008, relating to our facilities and equipment rentals. As a result of our restructuring initiative, we have vacated some of our premises. Accordingly, we have plans in place to renegotiate these leases and/or sublease these premises to reduce our future commitments, however, we cannot provide any assurances that such plans will be successful.

      Cash provided by financing activities was $9.6 million for the year ended December 31, 2001 compared to $165.6 million for the same period in 2000. The funds in 2000 represented the proceeds we raised in connection with our initial public offering of 6,900,000 common shares. The funds in 2001 represented the issuance of our common shares for cash used as part of our transaction with Webhelp in March 2001, offset by the repayment of a portion of the principal on our loan which we assumed as a result of purchasing TANTAU. In 2002, we are obligated to pay approximately $3.6 million in principal and interest related to this loan.

      Cash from investing activities, before the sale of short-term investments, was $1.4 million for the year ended December 31, 2001 and is comprised of purchases of fixed assets of $10.7 million, purchases of intangible and other assets of $9.1 million, which is mainly related to our purchase of Webhelp's WAEF technology, proceeds on sale of our long-term investments of $2.8 million, $11.8 million outflow of cash relating to our investment in Webhelp and CashEdge and $30.2 million in cash inflow assumed on our acquisition of Tantau. We have initiatives in place to reduce capital expenditure costs, as we plan on using and redeploying, where possible, our existing fixed assets.

      Due to the operational savings that we expect to achieve as a result of our restructuring, we expect that cash from operations, interest income and our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.

      RECENT ACCOUNTING POLICIES AND REGULATIONS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.141, "Business Combinations". SFAS No.141 requires that all business combinations be accounted for under the purchase method of business combination initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is no longer permitted. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that all goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. SFAS No.142 must be adopted with fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 141 and SFAS No. 142 has not been determined. As of December 31, 2001, we had approximately $9.1 million as the carrying value of goodwill, which we will periodically review in accordance with these provisions.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementaion of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      IMPACT OF INTEREST RATE EXPOSURE

      As of December 31, 2001, we had approximately $89.1 million in cash, cash equivalents and short-term investments, of which $28.9 million were short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.

      IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

      Our functional currency is the U.S. dollar. The majority of our non-US dollar denominated expenses are incurred in Canadian dollars, although with the purchase of TANTAU, an increased proportion are incurred in Euros and other European currencies. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the period ended December 31, 2001, we incurred unrealized foreign currency gains relating to the translation of our non-US denominated monetary assets and liabilities of approximately $113,000. In the future, we may seek to minimize this risk by hedging our known exposures, such as salaries, rent and other payments. We will account for any arrangements of this kind according to Financial Accounting Standard 133.

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

      Not applicable.

                                    PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 25, 2002, and which is incorporated by reference herein.

      ITEM 11.    EXECUTIVE COMPENSATION.

      The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 25, 2002, and which is incorporated by reference herein.

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

      The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 25, 2002, and which is incorporated by reference herein.

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 25, 2002, and which is incorporated by reference herein.



                                    PART IV

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

            (a) The following documents are filed as part of this Report:

      1.    Financial Statements.

      Incorporated by reference from the financial statements and notes thereto that are set forth beginning on page F-1 of this report.

      2.    Financial Statement Schedules.

      None.

      3.    Exhibits.


      EXHIBIT         NAME OF DOCUMENT
      NUMBER
      3.1(1)          Articles of the Registrant.
      3.2(1)          By-laws of Registrant.
      10.1(1)(2)      Master Technology License Agreement, dated December 29,
                      1999, between Citicorp Strategic Technology Corporation
                      and the Registrant.
      10.2(1)         Support Agreement, dated December 29, 1999, among Citicorp
                      Strategic Technology Corporation, 724 Solutions
                      International SRL and the Registrant.
      10.3(2)(3)      Licensed Affiliate Agreement between the Registrant and
                      Citibank, N.A.
      10.4(4)         Agreement and Plan of Merger, dated as of November 29,
                      2000, by and among the Registrant, Saturn Merger.  Sub,
                      Inc. and TANTAU Software, Inc.
      10.5(4)         Form of Resale Restriction Agreement relating to former
                      security holders of TANTAU Software, Inc.
      10.6(4)         Form of Indemnification and Escrow Agreement relating to
                      former security holders of Tantau Software, Inc.
      10.7.1(5)       724 Solutions Inc. 1997 Stock Option Plan, as amended and
                      restated.
      10.7.2(5)       Form of Stock Option Agreement pursuant to the 724
                      Solutions Inc. 1997 Stock Option Plan, as amended and
                      restated.
      10.7.3(5)       724 Solutions Inc. 2000 Stock Option Plan, as amended and
                      restated.
      10.7.4(5)       Forms of Canadian and U.S. Stock Option Agreements
                      pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated, for option grants prior to
                      January 24, 2002.
      10.7.5(5)       Forms of Canadian and U.S. Stock Option Agreements
                      pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated (for option grants after January
                      24, 2002).
      10.7.6          Registrant's Tantau Software Inc. 1999 Stock Option Plan,
                      as amended and restated for options granted prior to
                      January 2001.
      10.7.7(5)       Registrant's Tantau Software Inc. 1999 Stock Option Plan,
                      as amended and restated for options granted in January
                      2001.
      10.7.8          Registrant's Form of Stock Option Agreement pursuant to
                      the Tantau Software Inc. 1999 Stock Option Plan for
                      options granted prior to January 2001.
      10.7.9(5)       Registrant's Form of Stock Option Agreement pursuant to
                      the Tantau Software Inc. 1999 Stock Option Plan for
                      options granted in January 2001.
      10.7.10(6)      Employment Agreement of Gregory Wolfond.
      10.7.11(6)      Employment Agreement of John J. Sims.
      10.7.12         Employment Agreement of Christopher Erickson.
      10.7.13(6)      Employment Agreement of Karen Basian.
      10.7.14         Employment Agreement of Harald Sammer.
      10.7.15         Employment Agreement of Alistair Rennie.
      10.7.16         Employment Agreement of Peter Klante.


      21.1.(5)        List of Subsidiaries.
      23.1            Consent of KPMG LLP, Toronto.


      --------------

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

      (3) Incorporated by reference to the Registrant's Annual Report on Form 20-F, filed on June 29, 2000.

      (4) Incorporated by reference to the Registrant's Registration Statement on Form F-4, File No. 333-52698.

      (5) Incorporated by reference to the Registrant's Tender Offer Statement on Schedule TO, filed on January 24, 2002.

      (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 29, 2001.

            (b) The Registrant did not file any reports on Form 8-K during the three months ended December 31, 2001.

AUDITOR'S REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of 724 Solutions Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the years ended December 31, 2001 and 2000, we conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended December 31, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in accordance with Canadian generally accepted accounting principles.



                                  /S/ KPMG LLP



                             CHARTERED ACCOUNTANTS



TORONTO, CANADA

January 23, 2002

724 SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars)
Years ended December 31, 2001, 2000

                                                                  2001          2000
---------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents (NOTE 4)                              $60,279       $73,898
  Short-term investments (NOTE 4)                                  28,857        92,726
  Accounts receivable, net of allowance for
   doubtful accounts of nil (2000 - $56)                            8,335         4,376
  Prepaid expenses and other receivables                            2,630         2,260
---------------------------------------------------------------------------------------------
  Total current assets                                            100,101       173,260

Fixed assets (NOTE 5)                                              12,525        11,297
Investments (NOTE 6)                                                5,347        12,196
Intangible and other assets (NOTE 7)                               17,857        90,563

---------------------------------------------------------------------------------------------
Total assets                                                     $135,830      $287,316
---------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 2,728       $ 2,203
  Accrued liabilities                                              15,667        18,198
  Note payable (NOTE 8)                                             3,394             -
  Deferred revenue                                                  1,386         1,887
  Deferred consideration (NOTE 3(B))                                1,414         1,190
---------------------------------------------------------------------------------------------
  Total current liabilities                                        24,589        23,478

Leasehold inducements                                                 284           375
Deferred consideration, net of current portion (NOTE 3(b))          1,415         1,200
Note payable, net of current portion (NOTE 8)                         296             -

Shareholders' equity (NOTE 9):
  Unlimited common shares authorized, no par value:
   58,375,761 common shares issued and
    outstanding (2000 - 39,112,975)                                763,033       357,158

  Deferred stock-based compensation                                (19,582)      (14,946)
  Accumulated Deficit                                             (634,153)      (79,949)
  Cumulative translation adjustment                                    (52)            -
---------------------------------------------------------------------------------------------
  Total shareholders' equity                                       109,246       262,263

Lease commitments (NOTE 11)
Contingent liabilities (NOTE 18)
Subsequent events (NOTE 19)

---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $135,830      $287,316
---------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

724 SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except number of share amounts and per share amounts)
Years ended December 31, 2001, 2000 and 1999

                                                        2001         2000        1999
  ---------------------------------------------------------------------------------------

  Revenue:
    Product:
     Third parties                                      $27,054      $ 2,828      $     -
     Related parties (NOTE 13)                                -       11,363        1,697
    Less stock-based compensation related to
     software development (NOTES 9 AND 13)                    -         (248)      (1,644)

    Services:
     Third parties                                       16,763        2,570          206
     Related parties (NOTE 13)                                         4,733          963
  ---------------------------------------------------------------------------------------
    Total revenue                                        43,817       21,246        1,222

  Operating expenses:
    Cost of revenue                                      19,286       12,560        1,839
    Research and development                             39,052       28,876        7,158
    Sales and marketing                                  36,807       12,531        2,574
    General and administrative                           15,904       13,868        3,609
    Stock-based compensation:
     Cost of revenue                                        411          653           19
     Research and development                            27,730        3,748           97
     Sales and marketing                                 11,077          484           24
     General and administrative                           7,951        1,530           25
    Depreciation                                          8,142        3,946          752
    Amortization of intangible assets                    80,172       18,843            -
    Restructuring costs (NOTE 17(a))                     16,488            -            -
    Write-down of intangible and other
     assets (NOTE 17(b))                                321,461            -            -
    Write-down of fixed assets (NOTE 17(a))               3,156            -            -

  ---------------------------------------------------------------------------------------
    Total operating expenses                            587,637       97,039       16,097
  ---------------------------------------------------------------------------------------

  Loss from operations                                 (543,820)     (75,793)     (14,875)
  Interest income                                         5,773       11,582        1,044
  Equity in loss of affiliate                            (1,591)        (943)           -
  Loss on sale of investments (NOTE 17(c))               (4,591)           -            -
  Write-down of investments (NOTE 17(c))                 (9,975)           -            -
  Dilution gain (NOTE 6(b))                                   -        1,890            -
  ---------------------------------------------------------------------------------------
  Loss for the year                                    $(554,204)   $(63,264)    $(13,831)
  ---------------------------------------------------------------------------------------
  Basic and diluted loss per share (note 14)              $(9.72)     $(1.71)      $(0.82)
  ---------------------------------------------------------------------------------------

  Weighted average number of
    shares used in computing basic
    and diluted loss per share
    (in thousands)                                       57,015       36,963       16,887
  ---------------------------------------------------------------------------------------

  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

724 SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars, except number of share amounts)
Years ended December 31, 2001, 2000 and 1999

                                                                              Deferred
                                                                             stock-based
                                                              Deferred      compensation
                                                             stock-based     related to
                                                             compensation     software                   Cumulative     Total
                                       Common shares       related to stock  development    Accumulated  translation shareholders'
                                   Number          Amount      options         revenue        deficit    adjustment      equity
---------------------------------------------------------------------------------------------------------------------------------
Balance

  December 31, 1998                11,428,570     $   7,752     $  (233)     $  (1,472)     $  (2,854)     $     -     $    3,193

Loss for the year                           -             -           -              -        (13,831)           -        (13,831)

Deferred stock-based compensation           -         5,841      (5,841)             -              -            -              -

Amortization of deferred
  stock-based compensation                  -             -         165              -              -            -            165

Allocation of deferred stock-based
  compensation to software
  development revenue and
  deferred revenue                          -             -           -          1,472              -            -          1,472

Issuance of common shares          17,973,855        71,169           -              -              -            -         71,169
---------------------------------------------------------------------------------------------------------------------------------
Balance,

  December 31, 1999                29,402,426        84,762      (5,909)             -        (16,685)           -         62,168

Loss for the year                           -             -           -              -        (63,264)           -        (63,264)

Deferred stock-based compensation           -        14,364     (14,364)             -              -            -              -

Common share purchase options               -         4,786           -              -              -            -          4,786

Amortization of deferred
  stock-based compensation                  -             -       5,327              -              -            -          5,327

Issuance on exercise of options       765,339           627           -              -              -            -            627

Issuance of common shares           8,945,210       262,619           -              -              -            -        252,619
---------------------------------------------------------------------------------------------------------------------------------
Balance,

  December 31, 2000                39,112,975       357,158     (14,946)             -        (79,949)           -        262,263

Loss for the year                           -             -           -              -       (554,204)           -       (554,204)

Cumulative translation adjustment           -             -           -              -              -          (52)           (52)

Deferred stock-based compensation           -        48,631     (50,306)             -              -            -         (1,675)

Amortization of deferred
  stock-based compensation                  -             -      45,670              -              -            -         45,670

Issuance on exercise of options       998,748           906           -              -              -            -            906

Issuance of common shares          18,264,038       356,338           -              -              -            -        356,338
--------------------------------------------------------------------------------------------------------------------------------
Balance,

  December 31, 2001                58,375,761      $763,033    $(19,582)       $     -      $(634,153)     $   (52)      $109,246


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

724 SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
Years ended December 31, 2001, 2000 and 1999


                                                2001         2000        1999
--------------------------------------------------------------------------------
Cash flows from operating activities
  Loss for the year                           $(554,204)   $(63,264)    $(13,831)
  Items not involving cash:
   Depreciation and amortization                 88,314       22,789          752
   Stock-based compensation                      47,169        6,663        1,809
   Other non-cash expenses                          (41)       1,722            -
   Loss on sale of investments                    4,591            -            -
   Write-down of investments                      9,975            -            -
   Write-down of intangible and
     other assets                               321,461            -            -
   Write-down of fixed assets                     3,156            -            -
   Equity in loss of affiliate                    1,591          943            -
   Dilution gain                                      -       (1,890)           -
  Change in operating assets and liabilities:
   Accounts receivable                            1,254       (1,255)      (3,086)
   Prepaid expenses and other receivables           654         (632)      (1,347)
   Accrued interest on short-term investments     1,847       (2,290)           -
   Accounts payable                                (218)         221        1,746
   Accrued liabilities                           (9,570)      14,638        2,504
   Deferred revenue                              (2,644)      (4,486)       5,953
---------------------------------------------------------------------------------
  Net cash flows used in operating activities   (86,665)     (26,841)      (5,500)

Cash flows from financing activities:
   Principal repayment of notes payable          (1,310)           -            -
   Issuance of common shares                     10,916      165,555       71,169
   Deferred charges                                   -            -       (1,100)
---------------------------------------------------------------------------------
   Net cash flows from financing activities       9,606      165,555       70,069

Cash flows from investing activities:
Purchase of fixed assets                        (10,744)     (11,814)      (2,258)
Sale (purchase) of short-term investments, net   62,022      (90,436)           -

Purchase of intangible and other assets          (9,091)      (2,230)           -
Proceeds on sale of investments                   2,833            -            -
Purchase of investments                         (11,828)     (11,250)           -
Acquisitions, net of cash received               30,248      (14,373)           -
---------------------------------------------------------------------------------
Net cash flows from (used in) investing          63,440     (130,103)      (2,258)
activities
---------------------------------------------------------------------------------
Increase (decrease) in cash and cash            (13,619)       8,611       62,311
equivalents

Cash and cash equivalents, beginning of year     73,898       65,287        2,976

---------------------------------------------------------------------------------
Cash and cash equivalents, end of year          $60,279      $73,898      $65,287
---------------------------------------------------------------------------------

Supplemental disclosure of cash flow information (NOTE 16).

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

724 SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS,
EXCEPT SHARE AND PER SHARE AMOUNTS)
Years ended December 31, 2001, 2000 and 1999

1. ORGANIZATION OF THE COMPANY:

      The Company was established in July 1997 to provide internet infrastructure solutions to financial institutions, enabling them to offer personalized and secure mobile banking, investment and commerce services across a wide range of internet-enabled wireless and consumer electronic devices. Since that time, the Company has also begun to offer brokerage, credit card, payments and alerts solutions in a variety of languages and currencies around the world. In the second half of 2001, the Company announced its launch into the mobile operator market, 724 Frameworks, alerts and secure payments solutions. All of the Company's solutions can be implemented and integrated with customers' existing systems and scaled or expanded to accommodate future growth.

2. SIGNIFICANT ACCOUNTING POLICIES:

      These consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles which, except as disclosed in note 15, conform, in all material respects, with generally accepted accounting principles in the United States.

(a)   CONSOLIDATION:
   These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The results of operations for acquisitions are included in these consolidated financial statements from the date of acquisition. Intercompany transactions and balances are eliminated on consolidation.

(b)   FINANCIAL INSTRUMENTS:

   Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, deferred consideration and note payable. The Company determines the fair values of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

   Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents consist primarily of deposits with major commercial banks, corporate debt and government treasury bills, the maturities of which are three months or less from the date of purchase. Short-term investments consist of high-grade liquid fixed income securities with maturities of more than three months but less than one year. The Company performs periodic credit evaluations of the financial condition of its customers. If necessary, allowances are maintained for potential credit losses consistent with the credit risk of specific customers.

(c)   REVENUE RECOGNITION:
   The Company recognizes product revenue in accordance with Section 3400 of The Canadian Institute of Chartered Accountants' ("CICA") Handbook and has applied relevant U.S. accounting standards, including the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions," and the SEC Staff Accountant Bulletin No.101, "Revenue Recognition in Financial Statements."

   The Company recognizes product revenue when the Company has an executed license agreement with the customer, the software product has been delivered, the amount of the fees to be paid by the customer is fixed and determinable, and collection of these fees is deemed probable. The Company considers fees related to arrangements with significant payments due beyond the company's normal trading terms not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

   The Company enters into software license agreements that provide for future royalty/license payments to be made based on a per user fee. These arrangements often specify a quarterly minimum payment. Revenue from the minimum payments is recognized on a straight-line basis. Revenue associated with user fees in excess of any minimum payments is recognized when the amount becomes determinable, generally on a quarterly basis.

   The Company enters into arrangements with customers in which they agree to deliver specified software currently and to deliver unspecified additional software products in the future. Under these arrangements, the Company recognizes revenue under the subscription accounting method. Under this method, revenue is recognized ratably over the term of the arrangement beginning with delivery of the first product.

   Typically, software license agreements are multiple element arrangements as they also include consulting, related maintenance and implementation services fees. Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangements. When such services are considered essential, license and service revenue under the arrangement are recognized as services are performed as discussed below. When services are not considered essential, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of the fair value of each element. The revenue allocable to the software license is recognized when the product revenue criteria are met. The revenue allocable to the consulting services is recognized as the services are performed. In instances where vendor specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes.

   Services revenue from consulting, implementation and other services are recognized when the services are performed. Losses on professional services contracts, if any, are recognized at the time such losses are identified. Maintenance and support revenues paid in advance are non-refundable and are recognized ratably over the term of the agreement, which is typically 12 months.

   Hosting service arrangements typically include a software license, a one-time setup fee and a monthly flat fee or a monthly fee based on the number of users. The Company recognizes license revenue when the criteria for product revenue are met, which include when the customer has the contractual right to take possession of and operate the software at any time without significant penalty and it is feasible for the customer to either run the software on its own hardware or to contract with another party unrelated to the Company to host the software. When these conditions do not exist, the software license fee is recognized ratably over the term of the contract. The one-time setup fee is recognized over the term of the hosting arrangement, and the application hosting services revenue is recognized monthly as earned on a fixed fee or variable rate basis.

   The Company enters into arrangements with original equipment manufacturers ("OEM") and resellers. Under these arrangements, the Company grants the OEM or reseller rights to sell products, which incorporate the Company's products for a specific period of time. The Company's primary obligation to the OEM and reseller is to deliver a product master and any bug fixes under warranty provisions in order to maintain the product master in accordance with published specifications. In some arrangements, the Company receives prepaid, non-refundable minimum license fees from OEM or reseller. As the Company's primary obligation to an OEM or reseller is fulfilled upon delivery of the product master, the Company recognizes the prepaid, non-refundable minimum license fees as revenue upon delivery of the product master and upon meeting all other product revenue recognition criteria.

   The Company enters into sales agreements with certain customers from whom the Company concurrently acquires goods and services. In these instances, the Company recognizes revenue on products sold in accordance with The Canadian Institute of Chartered Accountants' Handbook Section 3830, "Non-Monetary Transactions" and the United States Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") Issue No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions." Transactions involving the exchange of significant consideration, are considered to be monetary transactions. Monetary transactions and nonmonetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products and services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining the fair values of software arrangements, the Company considered whether vendor-specific objective evidence of fair value as defined in SOP 97-2, of the product delivered and the fair value of the asset received exists. For nonmonetary arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, generally zero.

   During the year ended December 31, 2001, the Company recognized license revenue in the amount of $4,922,000 from nonmonetary transactions. The Company did not have any non-monetary transactions in 2000 and 1999.

   Product and services revenues that have been prepaid but do not yet qualify for recognition as revenue under the Company's revenue recognition policy are reflected as deferred revenue on the Company's consolidated balance sheet.

(d)   RESEARCH AND DEVELOPMENT EXPENSES:
   Costs related to research, design and development of software products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. All subsequent costs are expensed as incurred. To date, completing a working model of the Company's products and the general release of the products have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

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

(f)   STOCK-BASED COMPENSATION:
   The Company uses the intrinsic value method to account for employee stock-based compensation. As such, deferred stock-based compensation is recorded if, on the date of grant of the stock option to an employee, the current market value of the underlying common share exceeds the exercise price per share. Deferred stock-based compensation is recognized as an expense over the vesting period of the option. Stock options granted to consultants and other non-employees are accounted for using the fair value method. Under this method, options granted are recognized at their fair value as services are performed and options are earned.

(g)   FIXED ASSETS:

   Fixed assets are stated at cost, net of accumulated depreciation and amortization, and are amortized over their estimated useful lives except for leasehold improvements, which are amortized over the lesser of their useful lives and the term of the related lease. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization are computed using the straight-line method as follows:

      ---------------------------------------------
      Computer equipment                 3 years
      Computer software                   1 year
      Office furniture and equipment     5 years
      ---------------------------------------------

   The Company regularly reviews the carrying values of its fixed assets by comparing the carrying amount of the asset to the expected future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the amount recoverable, a write-down equal to the excess is charged to the consolidated statements of operations. For the year ended December 31, 2001, in connection with the restructuring of its business, the Company recorded a write-down of $3,156,000 related to redundant fixed assets (note
   17).

(h)   INVESTMENTS:
   Investments in affiliates are recorded by the equity method when the Company's ownership interest in the affiliate is greater than 20% but not more than 50% and where the Company can exercise significant influence over the affiliate.

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

(i)   INTANGIBLE AND OTHER ASSETS:
   Intangible and other assets are recorded at cost, and are amortized on a straight-line basis at the following rates:

      ---------------------------------------------
      Workforce                        2 - 5 years
      Acquired technology              1 - 5 years
      Goodwill                         2 - 5 years
      --------------------------------------------

   Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination, and is being amortized on a straight-line basis over a period of up to five years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which might impair the fair value of the related asset. Intangible and other assets are written down to fair value when decreases in value are considered to be other than temporary, based upon expected cash flows of the acquired business (note 17).

(j)   DEFERRED ACQUISITION COSTS:

   The Company commences the deferral of business acquisition costs when the proposed transaction has been specifically identified and the completion of the transaction is considered to be more likely than not. The Company defers only those costs that are direct and incremental costs incurred in connection with the proposed transaction. The Company records deferred acquisition costs as non-current assets and includes them in the cost of acquisition when a transaction is completed. The Company expenses costs related to abandoned proposed acquisitions in the year in which the Company determines that the transaction is not likely to be completed.

(k)   FOREIGN CURRENCY TRANSLATION:
   The functional currency of the Company is the U.S. dollar. Transactions of the Canadian parent company and fully integrated foreign subsidiaries which are denominated in currencies other than the U.S. dollar are translated using the temporal method. Exchange gains and losses arising from these transactions are included in the results of operations for the year. Transactions of foreign subsidiaries which are considered self-sustaining are translated using the current rate method and resulting exchange gains and losses are recorded as a Cumulative Translation Adjustment in Shareholders' Equity.

   The aggregate foreign currency gain (loss) included in determining loss for the three years ended December 31, 2001 are as follows: 2001 - $113,000; 2000
   - $(938,000); 1999 - $105,000.

(l)   INCOME TAXES:
   The Company provides for income taxes under the liability method. Under the liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date. To the extent that the recoverability of future tax assets is not considered to be more likely than not, a valuation allowance is provided.

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

3. ACQUISITIONS:

(a)   2001:

   TANTAU Software, Inc.:
   On January 16, 2001, the Company acquired all of the issued and outstanding shares and assumed all of the common share purchase options of TANTAU Software, Inc. ("TANTAU") in exchange for the issuance of 17,119,869 common shares and 2,011,055 replacement common share purchase options.

   Of the 17,119,869 common shares issued, 14,276,536 common shares were fully vested shares, with the balance of 2,843,333 subject to future vesting under the terms of the assumed TANTAU stock option plan. The fair value of the fully vested shares issued has been recorded as a component of the purchase consideration. The values of the unvested shares and the common share purchase options have been allocated between purchase consideration and deferred stock-based compensation. The Company has determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the unvested shares and options pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the unvested shares and options as of the purchase date less the amount recorded as deferred stock-based compensation related to these unvested shares and options.

   The purchase price has been determined to be $407,734,000 including acquisition costs of $9,385,000. The deferred stock-based compensation related to the unvested shares and replacement stock options has been determined to be $53,280,000.

   The acquisition has been accounted for by the purchase method with the fair value of the consideration paid being allocated to the fair value of the identifiable assets acquired and liabilities assumed on the closing date as set out below.


                                                              FAIR VALUE
------------------------------------------------------------------------
Net tangible assets acquired:
  Cash and cash equivalents                                  $    30,248
  Accounts receivable                                              5,213
  Other assets                                                     1,605
  Fixed assets                                                     1,884
  Accounts payable and accrued liabilities                       (7,782)
  Deferred revenue                                               (2,143)
  Note payable                                                   (5,000)
  ----------------------------------------------------------------------
                                                                  24,025
Allocation of the net purchase price:
  Goodwill                                                       302,859
  Intangible assets                                               27,570
  Deferred stock-based compensation                               53,280
  ----------------------------------------------------------------------
                                                                 383,709

------------------------------------------------------------------------
                                                              $  407,734
------------------------------------------------------------------------

Consideration paid:
  Share and stock option consideration                        $  398,349
  Costs of acquisition                                             9,385

------------------------------------------------------------------------
                                                              $  407,734
------------------------------------------------------------------------


   Amortization expense of the goodwill and acquired intangible assets of $49,375,000 has been recorded in the year ended December 31, 2001 (2000 nil).

   In September 2001, the Company reviewed the carrying values of goodwill and intangible and other assets related to the TANTAU acquisition and, accordingly, recorded a significant write-down (note 17(b)).

      The table below reflects the unaudited pro forma consolidated results of the Company and TANTAU for the year ended December 31, 2000 as if the acquisition had taken place on January 1, 2000:


      ------------------------------------------
                                     (Unaudited)
      Revenue                            $31,477
      Pro forma loss for the year      (223,390)
      Pro forma loss per common share     (4.43)
      ------------------------------------------

(b)   2000:

   (i)      YRLess Internet Corporation:
      On March 17, 2000, the Company acquired all the outstanding common shares of YRLess Internet Corporation ("YRLess"), an internet message gateway developer, for total cash consideration of approximately $1,272,000, including acquisition costs of approximately $34,000. The transaction has been accounted for by the purchase method, with the results of operations included in these financial statements from the date of acquisition. The cash consideration paid has been allocated to the net identifiable assets acquired based on their fair values, and the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over 36 months.

      In addition, the Company committed to pay approximately $4,401,000 in common shares, or cash if the Company agrees to a cash payment, over the next three years. The Company intends to settle this liability in shares. As the purchase agreement contains certain terms that may require the Company to settle the payments in cash, and these terms are out of the control of the Company, the commitment is being recorded as a liability under the heading deferred consideration. Of the additional $4,401,000 in consideration, $2,640,000 was contingent on certain former shareholders of YRLess remaining employees of the Company. As at December 31, 2001, the contingent terms of the payments were no longer in effect, resulting in the Company recording the remaining contingent compensation as an expense in 2001. Total compensation expense related to this commitment amounted to $3,293,000 in 2001 (2000 - $1,108,000). The Company has recorded the unpaid portion of the $4,401,000 commitment as a liability. The unpaid amount is due $1,414,000 in 2002, and $1,415,000 in 2003.

   (ii)     Ezlogin.com, Inc.:
      On June 16, 2000, the Company acquired all of the outstanding shares of Ezlogin.com, Inc. ("Ezlogin"), a privately held company incorporated in California in the business of providing internet infrastructure tools for user-driven personalization. The transaction was accounted for by the purchase method, with the results of operations included in these financial statements from the date of acquisition. The purchase price of approximately $55,800,000, before acquisition costs, was satisfied by the issuance of 1,003,594 common shares of the Company and the assumption of the existing Ezlogin option plan which, if all options outstanding under the plan are exercised, would result in the issuance of an additional 91,796 common shares of the Company. In addition, the Company incurred $3,000,000 in costs related to the acquisition. The excess of the purchase price over the fair value of the net identifiable assets of Ezlogin at the date of acquisition of $56,900,000 was allocated to goodwill and other intangible assets and was being amortized over 24 months. Amortization expense of the resulting goodwill and acquired intangible assets of $21,534,000 has been recorded in the year ended December 31, 2001.

      In September 2001, the Company reviewed the carrying value of goodwill related to the Ezlogin acquisition and, accordingly, recorded a write-down of the remaining carrying value (note 17(b)).


   (iii)    Spyonit.com, Inc.:
      On September 12, 2000, the Company acquired all of the outstanding shares of Spyonit.com, Inc. ("Spyonit"), a privately held company incorporated in Delaware, which develops software to monitor the internet and other content sources for items of interest to end-users. The transaction has been accounted for by the purchase method, with the results of operations included in these financial statements from the date of acquisition. The purchase price of approximately $40,000,000 was satisfied by the issuance of 1,041,616 common shares of the Company and $2,000,000 in cash. As part of the terms of purchase, up to 137,062 common shares of the total common shares issued are subject to repurchase at a minimum value if the vendors do not remain employees of the Company through September 2003. The Company has recorded deferred stock-based compensation in the amount of $6,000,000 related to the 137,062 common shares and is amortizing this amount as compensation expense on a straight-line basis over three years. In addition, the Company incurred $200,000 in costs related to the acquisition. The excess of the purchase price over the fair value of the net tangible assets of Spyonit at the date of acquisition of $39,900,000 has been allocated to goodwill and acquired intangible assets and is being amortized over 60 months starting September 30, 2000. Amortization expense of the resulting goodwill and acquired intangible assets of $6,518,000 has been recorded in the year ended December 31, 2001.

      In September 2001, the Company reviewed the carrying value of goodwill and intangible and other assets related to the Spyonit acquisition and, accordingly, recorded a significant write-down (note 17(b)).

      The transactions are summarized as follows:


                                                              YRLESS       EZLOGIN     SPYONIT
      ----------------------------------------------------------------------------------------
      Net identifiable assets acquired at fair values:
        Cash                                              $        -    $   1,517   $       66
        Fixed assets                                              17          529           87
        Other assets                                              43          272           38
        Current liabilities                                     (177)        (486)        (109)
        Acquired technology                                        -        2,290        7,290
        Workforce and non competition agreements                   -          560          540
      ----------------------------------------------------------------------------------------



      Fair value of identifiable assets                         (117)       4,682        7,912

      Goodwill                                                 1,389       54,103       32,063

      ----------------------------------------------------------------------------------------
                                                            $  1,272     $ 58,785     $ 39,975
      ----------------------------------------------------------------------------------------

      Purchase price:
        Cash                                                $  1,238     $      -     $  2,000
        Common shares                                              -       51,186       37,775
        Fair value of options                                      -        4,599            -
        Acquisition expenses                                      34        3,000          200

      ----------------------------------------------------------------------------------------
                                                             $  1,272    $ 58,785     $ 39,975
      ----------------------------------------------------------------------------------------


4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

      Cash consists of deposits with major financial institutions. Cash equivalents consist of short-term deposits and high-grade commercial paper with an original term to maturity of three months or less at the date of purchase.

      All short-term investments are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company owns no short-term investments that are considered to be trading securities or available-for-sale securities.

      The components of cash and cash equivalents and short-term investments are summarized as follows:


                                                  2001           2000
---------------------------------------------------------------------
      Cash and cash equivalents:
        Cash                                 $   6,922      $   1,297
        Cash equivalents:
         Corporate debt                         49,000              -
         Government T-bills                      4,357         32,086
         Corporate bonds                             -         33,374
         Corporate commercial paper                  -          7,141

---------------------------------------------------------------------
                                              $ 60,279       $ 73,898
---------------------------------------------------------------------
      Short-term investments:
        Held-to-maturity:
         Corporate commercial paper          $     364       $ 90,546
         Government term deposits                    -          2,180
         Term deposit                            2,285              -
         Government bond                         5,989              -
         Government T-Bills                     19,119              -
         Corporate bond                          1,100              -

---------------------------------------------------------------------
                                              $ 28,857       $ 92,726
---------------------------------------------------------------------


      The Company has entered into letters of credit in the aggregate amount of $2,285,000 to guarantee payments under future contractual lease commitments. The letters of credit are secured by segregated instruments included in short-term investments on the consolidated balance sheet.

5. FIXED ASSETS:

                                                  2001           2000
   ------------------------------------------------------------------
   Computer equipment                         $ 11,845      $   7,770
   Computer software                             6,606          2,602
   Office furniture and equipment                2,408          2,142
   Leasehold improvements                        3,463          3,150
   ------------------------------------------------------------------
                                                24,322         15,664

   Less accumulated depreciation and            11,797          4,367
      amortization
   ------------------------------------------------------------------
                                              $ 12,525       $ 11,297
   ------------------------------------------------------------------

6. INVESTMENTS:

                                                  2001           2000
---------------------------------------------------------------------
  Investments, at cost:
   Corillian Corporation                       $     -      $   7,000
   Neomar Inc.                                   3,500          3,500
   Webhelp Inc.                                  9,558              -
   CashEdge Inc.                                 2,000              -
   Other                                           264              -
---------------------------------------------------------------------
                                                15,322         10,500
  Less provision for impairment in value         9,975              -
---------------------------------------------------------------------
                                                 5,347         10,500

  Investments, at equity:
  Maptuit.com Inc.                                   -          1,696
---------------------------------------------------------------------
                                               $ 5,347       $ 12,196
---------------------------------------------------------------------

(a) 2001:

    (i)   Investment in CashEdge Inc.:

          On May 31, 2001, the Company acquired an 11.0% interest in CashEdge Inc. ("CashEdge") for $2,000,000 in cash. CashEdge is a privately held company in the business of developing software that provides end-users with the ability to aggregate account information electronically via the internet. The investment is accounted for using the cost method of accounting. In addition, the Company also entered into a reseller arrangement with CashEdge, whereby CashEdge was appointed a non-exclusive distributor of the Company's Alerts and Wireless Aggregation product and the Company was appointed as a non-exclusive distributor of CashEdge's Aggregation Service. As at December 31, 2001, no sales between the parties have taken place.

    (ii)  Investment in Webhelp Inc.:

          On March 26, 2001, the Company entered into a series of transactions with Webhelp Inc. ("Webhelp"), a private company incorporated in Delaware.

          The Company acquired 4,087,193 Series C convertible preferred shares of Webhelp for cash of $7,621,000 and share consideration of 196,836 common shares of the Company valued at $1,937,000. At March 26, 2001, this investment represented a shareholder interest of approximately 11% in Webhelp (December 31, 2001 - 9.4%). The investment is being accounted for on a cost basis.

          On March 26, 2001, the Company purchased the right, title and interest in Webhelp's "Web Application Event Framework" technology ("WAEF"). This technology is designed to allow mobile applications to be executed with real-time interaction. As part of the arrangement, Webhelp retained a worldwide right to use the WAEF in its current businesses. The aggregate purchase price consisted of 820,150 common shares of the Company and additional consideration based on a fixed percentage of future sales of WAEF and products incorporating WAEF for a period of three years. The value ascribed to the shares issued on acquisition amounted to approximately $8,070,000 and has been recorded as acquired technology. The Company intends to expense, as a selling cost, any amounts paid under the conditional consideration obligations. No amounts have been paid or are payable to December 31, 2001 under the contingent consideration arrangement. On March 26, 2001, Webhelp purchased from the Company a perpetual license for a fixed number of users of the Company's Wireless Internet Platform ("WIP") for a non-refundable fee based on commercial rates that are comparable to rates charged to other customers.

          In September 2001, in light of the restructuring of the Company's business, the Company reviewed the carrying value of the WAEF technology and, accordingly, recorded a significant write-down (note 17(b)).

    (iii) Write-down of investments:

          During the year ended December 31, 2001, the Company realized losses on the sale of investments of $4,591,000 and recorded a provision of $9,975,000 against investments as its investments have experienced significant other than temporary declines in their values (note 17).

(b) 2000:

    (i) On March 8, 2000, the Company purchased a one-third interest in Maptuit.com Inc. ("Maptuit") for cash consideration of $750,000. Maptuit is a privately held Canadian company in the business of developing directional mapping software and providing online directional services, mapping services and spatial relational search services to its customers.

          The investment in Maptuit has been accounted for using the equity method. Under the equity method, the original cost of the investment is adjusted for the Company's share of post-acquisition income or losses, less dividends only to the extent that the carrying value of the investment is no less than zero. The excess of the cost of the shares of Maptuit over the Company's proportionate interest in the net book value of Maptuit's net assets on the date of acquisition amounted to approximately $677,000. This excess is being amortized on a straight-line basis over three years.

          On September 27, 2000 and December 6, 2000, Maptuit completed two separate private placements through the issuance of convertible preferred shares for aggregate proceeds of $8,000,000. In 2000, the Company recorded a dilution gain of $1,890,000, which reduced its investment from a 33.3% interest to a 24.88% interest.

     (ii) In April 2000, the Company acquired 875,000 common shares (then representing approximately a 2.9% interest) for $7,000,000 in cash in Corillian Corporation ("Corillian"), a provider of eFinance solutions for the internet. Corillian is a U.S. publicly traded company on the NASDAQ exchange trading under the symbol CORI. In 2000, the investment was accounted for using the cost method of accounting. During 2001, the Company sold its shares in Corillian for a loss of approximately $4,133,000.

    (iii) In June 2000, the Company acquired a 9.5% interest (December 31, 2001 -5.984%; 2000 - 5.98%) in Neomar Inc. ("Neomar") for
          $3,500,000 in cash. Neomar is a privately held company in the business of providing Wireless Application Protocol ("WAP")-based services for personal digital assistants. In addition, the Company has entered into a license agreement with Neomar to license the WAP solution and incorporate it into the Company's Financial Services Platform. The investment is accounted for using the cost method of accounting.

7. INTANGIBLE AND OTHER ASSETS:

                                                    2001            2000
------------------------------------------------------------------------
  Goodwill                                     $ 401,698        $ 87,387
  Deferred acquisition costs                           -           9,385
  Acquired technology and other assets            41,164          12,634
  ----------------------------------------------------------------------
                                                 442,862         109,406

  Less accumulated amortization                  103,544          18,843
  Less impairment charge (note 17(b))            321,461               -
------------------------------------------------------------------------
                                                $ 17,857        $ 90,563
------------------------------------------------------------------------

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over varying periods of up to five years. On an ongoing basis, management reviews the valuation and amortization of intangible and other assets, taking into consideration any events and circumstances which might impair the fair value of the related assets. Intangible and other assets are written down to fair value when decreases in value are considered to be other than temporary, based upon expected cash flows related to the acquired assets. During the fiscal year, the Company recorded an impairment charge of $321,461,000 related to intangible and other assets (note 17).

8. NOTE PAYABLE:

      The note payable bears interest at 10% per annum and is repayable in monthly blended payments of $300,000 with the balance due February 1, 2003. The note payable is secured by the accounts receivable, furniture and equipment and intangible assets of TANTAU and an assignment of specific patents related to technology acquired in the TANTAU acquisition.

9. SHAREHOLDERS' EQUITY:

(a) COMMON SHARE ISSUANCES:

2001:
      During 2001, in connection with the acquisition of TANTAU, the Company issued 17,119,869 common shares and 2,011,055 replacement common share purchase options with an aggregate value of approximately $398,349,000 of which $53,280,000 was recorded as deferred stock-based compensation (note 3). In addition, the Company also issued 1,016,986 common shares related to the Company's investment in Webhelp and the acquisition of WAEF (note 6(a)(ii)) and 127,163 common shares related to the acquisition of YRLess (note 3(b)(i)).

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

1999:
      In 1999, the Company issued 3,200,000 common shares to Bank of America ("BA") for gross proceeds of $12,243,446.

      In 1999, the Company issued to Citicorp Strategic Technology Corporation 6,400,000 common shares for gross proceeds of $24,480,000.

      In August 1999, the Company issued 6,400,000 common shares to Sonera Corporation for gross proceeds of $24,480,000.

      In October 1999, the Company completed three private placements for a total issuance of 1,973,856 common shares at prices of $3.83 and $7.50 per share and a warrant in respect of 666,668 common shares exercisable at a price of $7.50 per share for total proceeds of $10,000,000. This warrant expired unexercised on January 14, 2000.

      On December 30, 1999, all of the outstanding and reserved common shares were split on a basis of two-for-one. The Company's share capital and loss per share have been restated on a retroactive basis to give effect to this share split.

(b)   STOCK OPTION PLANS:

      The Company currently has a Canadian stock option plan, a U.S. stock option plan and a 2000 stock option plan (the "Plans"), each of which is intended to attract, retain and motivate employees, officers, directors and consultants. The Company also has two option plans that were adopted upon the acquisitions of Ezlogin and TANTAU (the "adopted plans"). The stock option committee, in conjunction with the compensation committee, determines, among other things, the eligibility of individuals to participate in the Plans and the term, vesting periods and the exercise price of options granted under the Plans. The Company no longer issues stock options under the Canadian, U.S., Ezlogin and TANTAU plans and has reserved an aggregate of 10,500,000 common shares for issuance under the 2000 stock option Plan.

      The Canadian stock option plan was adopted in September 1997. All options granted under the plan have a maximum term of 10 years and have an exercise price per share of no less than the fair market value of the underlying common shares on the date of the option grant as determined by the Board of Directors or duly authorized committee as at the time of the grant. If an optionee's employment is terminated without cause, the vested portion of any grant will remain exercisable until its expiration date subject to compliance with certain non-competition and non-solicitation obligations. In the event of termination for cause, the vested portion of any grant will remain exercisable for a period of 30 days after the date of termination. Unvested options will expire on termination, except for such portion thereof which would have vested within six months or within the required statutory notice period following a termination without cause, whichever is earlier, or within one year if termination is due to death or disability. If a change of control of the Company occurs, all options become immediately vested and exercisable.

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

            Under the Canadian and U.S. stock option plans, the Company has the right to repurchase options from optionees after termination of employment on certain terms.

            The 2000 stock option plan was adopted in December 1999 and replaced, on a prospective basis, the Canadian and U.S. stock option plans. The stock options granted under the Canadian and U.S. stock option plans prior to the date of completion of the IPO, continued to be effective and governed by the terms of the plans under which they were granted. The options granted under the 2000 plan have a maximum term of 10 years and an exercise price no less than the fair market value of the common shares on the date of the grant as determined by the Board of Directors or duly authorized committee at the date of the grant. Options held by any person under the new plan, together with any other options granted to that person may not at any time exceed 5% of the aggregate number of common shares outstanding. If a change of control of the Company occurs, all options granted under this plan will become immediately vested and exercisable.

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

            On January 17, 2001, the Company assumed the TANTAU stock option plan in connection with its acquisition of TANTAU. In aggregate, the Company assumed options to issue common shares of the Company totaling 1,879,992. The Company does not plan to issue any additional options under the TANTAU stock option plan in the future. Instead, any of the former directors, officers, employees and consultants of TANTAU will be issued options under the Company's 2000 stock option plan.

            The TANTAU plan provided for the grant of both incentive stock options and non-qualified stock options. Incentive stock options granted under the plan have a maximum term of 10 years, or five years in the case of incentive stock options granted to an employee who owned common shares having more than 10% of the voting power of TANTAU. For options granted prior to 2001, optionees can exercise such options prior to full vesting. The shares issued upon such "early exercise" are subject to a repurchase agreement that lapses at the same rate as the options would have continued to vest. Under such agreement, the Company may repurchase the "unvested" shares at the price originally paid by the optionee on exercise. In the event of termination and to the extent unexercised and exercisable, options issued under the TANTAU plan generally remain exercisable for a period of 90 days after the date of termination. If termination is due to death or disability, the right to exercise the option will generally expire in one year.

A summary of the status of the Company's options under the as of December 31, 2001 is as follows:

                                               Weighted
                                               average
                                    Weighted   remaining    Number     Weighted
                          Number    average   contractual     of       average
                            of      exercise     life       options    exercise
Exercise price range      options    price      (years)   exercisable   price
---------------------------------------------------------------------------------
$  0 -  $  1.95         1,807,061     $ 0.95       5.85   1,197,658     $  0.65
$ 2.11 -   $4.87          532,863       3.03       5.60     358,350        3.09
$ 5.19 -   $10.00       1,754,271       7.33       8.20     335,530        9.95
$10.08 -   $15.00         107,000      12.64       6.76           -        -
$15.01 -   $20.00         787,409      16.69       8.50      19,258       17.37
$20.31 -   $24.94       1,389,975      20.55       7.85      10,222       22.77
$25.35 -   $49.08         590,941      39.37       7.14     227,999       38.64
$51.22 -   $197.29        174,794      79.17       7.46      60,697       80.32

---------------------------------------------------------------------------------
                        7,144,314      13.49       7.27   2,209,714        8.92
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

The following table summarizes the continuity of options issued under the Plans:

---------------------------------------------------------------------------------
                         2001                  2000                 1999
---------------------------------------------------------------------------------
                             Weighted    Number   Weighted    Number   Weighted
                   Number    average       of     average       of     average
                     of      exercise    options  exercise   options   exercise
                  options      price                price                price
---------------------------------------------------------------------------------
Outstanding,
  beginning of   3,973,522     $26.65   2,876,930   $ 2.81  1,865,000    $ 0.49
  year
Granted          6,932,282      13.98   2,238,836    50.84  1,071,196      8.44
Exercised         (998,748)      1.04    (765,339)    0.81          -      -
Cancelled       (2,762,742)     29.32    (376,905)   40.76    (59,266)     3.42

---------------------------------------------------------------------------------
Outstanding,     7,144,314      13.49   3,973,522    26.65  2,876,930      2.81
end of year
---------------------------------------------------------------------------------

Options
  exercisable,
  end of year    2,209,714     $ 8.92   1,264,491   $ 3.15  1,237,926    $ 0.72
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Subsequent to year end, the Company announced a voluntary stock option exchange program. For Details see note 19(b).

(c)   DEFERRED STOCK-BASED COMPENSATION:

            Deferred stock-based compensation related to employee options represents amounts that the Company recorded as a result of granting stock options to its employees at less than the fair market value, for financial reporting purposes, of the Company's shares on the date of the grant. Deferred stock-based compensation relating to options issued to employees is recognized as an expense over the vesting period of the stock option. Deferred stock-based compensation related to options and unvested shares issued in connection with business acquisitions and options issued under the Company's Plans amounted to $53,280,000 for the year ended December 31, 2001 (2000 - $14,364,000; 1999 -
      $5,841,000). Amortization of deferred stock-based compensation amounted to $45,670,000 for the year ended December 31, 2001 (2000 - $5,327,196;
      1999 - $165,000). Substantially, all of the deferred stock-based compensation recorded in 2001 relates to the Company's acquisition of TANTAU (note 3). This amount is recognized as an expense over a maximum period of two years, which is the maximum vesting period of the stock options and unvested shares.

10.   INCOME TAXES:

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes. The sources and tax effects of the differences are as follows:

---------------------------------------------------------------------------------
                                     2001            2000             1999
---------------------------------------------------------------------------------

Basic rate applied to loss
  before provision for
  income taxes                    $(227,207)       $ (27,156)      $  (6,168)
Adjustments resulting from:
  Change in enacted rates            14,560                -               -
  Foreign losses affected at
   lower rates                       17,780            6,935             991
  Stock-based compensation
   not deductible for tax            14,165            2,815             789
  Amortization and write-down
   of intangibles                   159,104            7,962               -
  Other                              (6,392)          (4,742)            100
---------------------------------------------------------------------------------
                                    (27,990)         (14,186)         (4,288)

  Change in valuation
   allowance                         27,990           14,186           4,288

---------------------------------------------------------------------------------
  Income taxes                    $       -        $       -       $       -
---------------------------------------------------------------------------------

Significant components of the Company's future tax assets are as follows:

---------------------------------------------------------------------------------
                                                     2001             2000
---------------------------------------------------------------------------------
Research and development expenses
deferred for income tax purposes                   $  5,446        $  4,387
Net operating losses carried forward                 28,909          11,427

                                     F-23


Reserves                                              3,295               -
Share issue cost                                      2,836           5,383
Fixed assets                                          3,601           1,326
Capital losses carried-forward                        6,146               -
---------------------------------------------------------------------------------

Future tax asset                                     50,233          22,523

Less:
  Future tax liability related
   to acquired technology                             3,500           3,781
  Valuation allowance                                46,733          18,742
---------------------------------------------------------------------------------
                                                     50,233          22,523
---------------------------------------------------------------------------------
                                                   $      -        $      -
---------------------------------------------------------------------------------

            The net operating losses carried forward are subject to expiry if the Company does not utilize the losses prior to the taxation imposed date at which the losses expire. The year in which the losses expire depends upon the year in which the losses arose and the jurisdiction in which the losses where incurred. Of the $28,900,000 in future tax asset related to operating losses carried forward, the majority of the asset of approximately $20,800,000 does not begin to expire until 2019 and approximately $2,500,000 is not subject to expiry. The remaining balance of $5,600,000 expires as to approximately $2,100,000 in 2004, $900,000 in 2005, $1,300,000 in 2006, $400,000 in 2009 and $900,000 in
      2010.

            In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. In order to fully realize the future tax assets, the Company will need to generate future taxable income of approximately $190,000,000 prior to the expiration of the net operating losses carried forward in the years 2003 to 2019. Due to the uncertainties related to the industry in which the Company operates, the tax benefit of the above carried forward amounts have been completely offset by a valuation allowance.

11.   LEASE COMMITMENTS:

      Future minimum lease payments under non-cancellable operating leases for premises and equipment at December 31, 2001 are as follows:

      -----------------------------------------------------
      2002                                          $ 2,045
      2003                                            2,049
      2004                                            1,665
      2005                                            1,121
      2006 and thereafter                             2,230
      -----------------------------------------------------

                                                    $ 9,110
      -----------------------------------------------------

      Rent expense for the year ended December 31, 2001 was $6,556,000 (2000 - $3,733,000; 1999 - $590,000). The Company is also responsible for certain common area costs at its various leased premises.

      As part of the restructuring charge, the Company has recorded a liability of $6,594,000 for future lease commitments for premises which the Company has vacated. The commitments for these leases have been excluded from the amounts in the table above. The liability has been estimated as the future amount in which the Company is contractually obligated to pay, related to vacated leased premises, less an estimated amount for future potential sublease arrangements.

12. SEGMENTED INFORMATION:

      The Company operates in a single reportable operating segment, that is, the design and delivery of an internet infrastructure platform that enables financial institutions and other customers to deliver financial information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenue and assets is set forth below:

------------------------------------------------------------------------
                                            2001        2000        1999
------------------------------------------------------------------------
Net revenue by geographic locations:
    North America                      $  31,962   $  20,909    $  1,222
    Europe                                 6,617           -           -
    Asia Pacific                           5,238         337           -
------------------------------------------------------------------------
                                       $  43,817   $  21,246    $  1,222
------------------------------------------------------------------------

----------------------------------------------------------------------------
                                2001                       2000
----------------------------------------------------------------------------
                                       INTANGIBLE                 INTANGIBLE
                          FIXED        AND OTHER     FIXED        AND OTHER
                          ASSETS       ASSETS        ASSETS       ASSETS
North America        $  11,130      $  17,857     $  10,920    $  90,563
Europe                   1,272              -           150            -
Asia Pacific               123              -           227            -
----------------------------------------------------------------------------
                     $  12,525      $  17,857     $  11,297    $  90,563
----------------------------------------------------------------------------

      For the year ended December 31, 2001, two customers accounted for 10% and 11% of revenue, respectively.

      For the year ended December 31, 2000, four customers accounted for 43%, 18%, 15% and 14% of revenue, respectively. For the year ended December 31, 1999, three customers accounted for 100% of revenue.

      At December 31, 2001, three customers accounted for 20%, 14% and 10% of the accounts receivable balance. At December 31, 2000, three customers accounted for 41%, 25% and 16% of the accounts receivable balance.

13. RELATED PARTY TRANSACTIONS:

      In 2000 and 1999, the Company transacted with certain shareholders who owned in excess of 10% of the outstanding common shares of the Company at any point during that year. In 2001, these shareholders ceased to own in excess of 10% of the outstanding common shares of the Company, at any point during the year, and are therefore no longer considered to be related parties for the purposes of these financial statements. The following table and narrative sets out the balances and transactions with these shareholders in the years when they were related parties. These amounts have been recorded at the exchange amount:

-----------------------------------------------------------------------------------------------
                                                                      2001      2000       1999
-----------------------------------------------------------------------------------------------
  Related party balances:
   Accounts receivable, net of allowance for doubtful accounts        $-        $2,904   $2,051
   Deferred revenue, net of deferred stock-based compensation
      (2000 - NIL; 1999 - $248)                                        -         1,400    4,125
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
                                                                      2001      2000       1999
-----------------------------------------------------------------------------------------------
  Related party transactions:
   Net revenue:
     Product, net                                                     $-        $11,115  $   53
     Services                                                          -          4,733     963
-----------------------------------------------------------------------------------------------

 (a) On April 30, 1998, the Company entered into a share subscription agreement and a technology license agreement with Bank of Montreal ("BMO"). Pursuant to the share subscription agreement, on April 30, 1998, BMO subscribed for 1,000,000 of the Company's common shares for Cdn. $1,000,000 and received an option to subscribe for 2,428,570 additional common shares for Cdn. $1,000,000, exercisable in the event that BMO extended its technology license agreement for a second year and paid the second year's technology licensing fee. In October 1998, upon exercising its right to extend the technology license agreement, BMO exercised the option and subscribed for 2,428,570 shares for Cdn. $1,000,000. On the date of exercise, the fair value of the 2,428,570 common shares was determined to be Cdn. $6,071,425, resulting in a stock-based compensation charge related to software development revenue of Cdn. $5,071,425 (U.S. $3,286,943). The stock-based compensation was attributed to the software development revenue over the term of the technology license agreement in proportion to the revenue recognized in the first and second years under the agreement. As of December 31, 2000, the deferred stock-based compensation has been fully expensed. As at December 31, 2001 and 2000, BMO owned less than 10% of the Company's common shares. In 1999, BMO owned approximately 11.7%, of the Company's outstanding common shares.

     The BMO technology license agreement had an initial term of 10 months commencing on April 30, 1998 and is renewable in exchange for a worldwide perpetual license for all technology existing at the commencement of the license period and all technology developed during each term of the agreement. BMO has a right to a payment, if any, equal to a percentage of license fees paid by other Canadian financial institutions to the Company to license the Company's technology up to a specified maximum amount. At December 31, 2001, no amounts have been subject to payment under this provision. The Company has recognized the annual license fees of the technology license on a straight-line basis over the term of the license.

     On December 29, 2000, the Company entered into an agreement with BMO that amended certain terms of the April 30, 1998 technology license agreement. The amended agreement grants BMO the right to act as a service bureau, including sublicensing and hosting, in relation to the Company's financial service platform, comprising the banking and brokerage modules, as well as the LiveClips aggregation and Spyonit alerts products. BMO is restricted to providing these services to financial institutions carrying on business anywhere in North America and having a total asset value of less than $20 billion. In return, BMO has agreed to pay a monthly royalty fee based on the number of end-users. No royalty revenues were recognized in the year ended December 31, 2001. In addition, BMO shall pay the Company for maintenance fees based on a fixed percentage of royalties related to activated end-users.

 (b) On June 1, 1999, the Company entered into a subscription agreement (note 9(a)) with BA and a technology licensing agreement with an affiliate of BA. The technology license agreement provided for a fixed license fee to be paid to the Company over a 20-month period commencing on June 1, 1999, in exchange for the delivery of specific products over the term of the agreement and for a license of all technology developed during the license period. The license fee has been recognized over the term of the contract commencing upon the delivery of the first product. As at December 31, 2000, the Company had delivered all the software products specified in the agreement. BA has an option to extend this agreement for consecutive one-year terms commencing on February 1, 2001. The Company has also contracted with BA to provide consulting fees at commercial rates. As at December 31, 2001 and 2000 BA owned less than 10% of the Company's common shares. In 1999, BA owned approximately 10.9%, of the Company's outstanding common shares.

 (c) On December 29, 1999, the Company entered into a master technology license agreement with Citicorp Strategic Technology Corporation ("Citibank"). The initial term of the master agreement is five years. The agreement enables Citigroup and its affiliates to license technology by entering into separate agreements which will incorporate the terms of the master agreement. As at December 31, 2001 and 2000, Citibank owned less than 10% of the Company's common shares. In 1999, Citibank owned approximately 21.8% of the Company's outstanding common shares.

     Under the terms of the master agreement, and addendums thereto, Citibank is required to pay the Company a specified minimum amount during each year that the master agreement is in effect, whether or not Citigroup or any Citigroup affiliates actually enter into agreements under the master agreement to license technology or purchase service. The required payments may increase each year of the agreement, up to specified maximum levels, based on specified targets relating to the number of worldwide Citigroup customers that use services based upon the Company's solicitors, the number of Citigroup affiliates that license the technology and the amount of revenue generated under this agreement. The specified minimum amount received in respect of the second year of the contract has been recognized as revenue in the year ended December 31, 2001.

     The Company agreed to purchase from Citibank a range of consulting services that are described in the master agreement. These services will include consulting services relating to the promotion of the technology for adoption by Citigroup's affiliates. The Company will pay for these services a fee that will be calculated based upon the number of Citigroup affiliates that enter into agreements to license the technology during the first year of the master agreement, which ended at the end of December 31, 2000. In the year ended December 31, 2000, the Company paid approximately $400,000 for these services.

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

14. LOSS PER SHARE:

      Due to the net loss for all periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per share. Common shares issuable on the exercise of common shares that could potentially dilute basic loss per share in the future based on the treasury stock method for the years ended December 31, 2001, 2000 and 1999, amounted to 4,971,938, 2,999,473 and 2,117,951, respectively.

15. CANADIAN AND U.S. ACCOUNTING POLICY DIFFERENCES:

      The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") as applied in Canada, which conform in all material respects with generally accepted accounting principles in the United States, except as noted below.

      Statement of comprehensive income:

      U.S. GAAP requires the disclosure of a statement of comprehensive income. Comprehensive income generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders.

----------------------------------------------------------------------------------------------
                                                            2001           2000        1999
----------------------------------------------------------------------------------------------

Loss based on U.S. GAAP                                     $(554,204)     $(63,264)  $(13,831)
Other comprehensive income, net of income taxes:
Unrealized holding gains (losses) arising during the year           -         3,500          -
Realized gains included in income                              (3,500)            -          -


----------------------------------------------------------------------------------------------
                                                            2001           2000        1999
----------------------------------------------------------------------------------------------

Cumulative translation adjustment                                 (52)            -          -

----------------------------------------------------------------------------------------------
Comprehensive loss based on U.S. GAAP                       $(557,756)     $(59,764)  $(13,831)
----------------------------------------------------------------------------------------------


      As described in note 6(b)(ii), the Company had an investment in a publicly traded entity which the Company classified as an available-for-sale security. Under U.S. GAAP, the Company would record the investment at fair value, and record any unrealized gain or loss as a separate component of stockholders' equity. As at December 31, 2000 this would have resulted in investments and stockholders' equity on the balance sheet being increased by $3,500,000 and a separate caption in stockholders' equity entitled "accumulated other comprehensive income" with a balance of $3,500,000. As the Company sold the investment in 2001, the comprehensive income would have been appropriately adjusted to reflect the disposition.

      Supplemental disclosures required under U.S. GAAP include the following:

 (a) RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is no longer permitted. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. SFAS No. 142 may be early-adopted under certain circumstances starting with fiscal years beginning after March 15, 2001 and must be adopted starting with fiscal years beginning after December 15, 2001. In August 2001, the Accounting Standards Board ("AcSB") issued Handbook Section 1581, "Business Combinations", and Handbook Section 3062, "Goodwill and Other Intangible Assets", which are consistent with SFAS No. 141 and SFAS No. 142, respectively, except for certain remaining generally accepted accounting principles differences, including the accounting for purchased in-process research and development. The impact of the remaining provision of adopting SFAS No. 141, No. 142 and Section 1581 and 3062 has not been determined.

     In December 2001, the AcSB issued Handbook Section 3870 "Stock-Based Compensation and Other Stock-Based Payments". Section 3870 establishes standards for the recognition, measurement, and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services provided by employees and non-employees. It applies to transactions in which shares of common stock, stock options, or other equity instruments are granted or liabilities incurred based on the price of common stock or other equity instruments.

     The Company will adopt Section 3870 for its fiscal year beginning January 1, 2002. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
     (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

 (b) SFAS 123 PRO FORMA INFORMATION:
     The Company has elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the disclosure of compensation costs related to employee stock options valued at fair value. For companies electing not to adopt the fair value measurement for stock-based compensation, the pronouncement requires the disclosure of pro forma net income and net income (loss) per share information as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the required pro forma disclosure of the impact on the consolidated statements of operations is presented in the table below:

     ------------------------------------------------------------------------------------
                                                     2001            2000         1999
     ------------------------------------------------------------------------------------

     Loss for the year - U.S. GAAP                $ (554,204)     $ (63,264)   $ (13,831)
     Compensation expense related
     to the fair value of stock options              (25,424)       (17,064)        (362)
     ------------------------------------------------------------------------------------
     Pro forma loss for the year                  $ (579,628)     $ (80,328)   $ (14,193)
     ------------------------------------------------------------------------------------
     Pro forma loss per share - basic and diluted $   (10.17)     $   (2.17)   $   (0.84)
     ------------------------------------------------------------------------------------

     The fair value of each option granted prior to the Company becoming a publicly traded company in February 2000, has been estimated at the date of grant using the minimum value method and by applying the following assumptions: weighted average risk-free interest rate of 4.9% for the period ended December 31, 2000 and 1999, dividend yield of 0% and an expected life of the options of five years.

     The fair value of each option granted in the year ended December 31, 2001 and between the date the Company became a publicly traded company and December 31, 2000 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of zero, expected volatility of 240% (2000 - 145%), risk-free rate of return of 4.64% (2000 - 6.41%) and an expected life of the option of five years.

     The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the year they occur. The weighted average grant date fair value of options issued in the year ended December 31, 2001 was $13.89 (2000 - $78.28; 1999 - $3.26).

 (c) OTHER DISCLOSURES:
     Included in accrued liabilities at December 31, 2001 is a restructuring provision of $8,900,000. At December 31, 2000, accrued compensation expenses of $3,300,000, accrued acquisition costs of $9,000,000 and consulting fees of $2,100,000 accounted for more than 5% of current liabilities.

     Included in sales and marketing expense is $925,000 (2000 - $56,000; 1999 NIL) of bad debt expenses.

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     The following presents the supplemental disclosure of cash flow information:

------------------------------------------------------------------------------------
                                                      2001        2000        1999
------------------------------------------------------------------------------------
Supplemental disclosure of non-cash
   financing and investing activities:
   Net assets acquired from business
     acquisitions less cash acquired              $  (6,223)   $  10,894         $ -
   Common shares and replacement common
      share purchase options issued:
      Upon acquisition of TANTAU Software, Inc.     398,349            -           -
      Upon acquisition of Spyonit.com, Inc.               -       37,775           -
      Upon acquisition of ezlogin.com, Inc.               -       51,186           -
   Common shares issued upon settlement of
      contingent consideration                        1,330            -           -
   Cash paid for interest                               154            -           -
------------------------------------------------------------------------------------

17.  RESTRUCTURING AND OTHER CHARGES:
      For the year ended December 31, 2001, the Company recorded charges for restructuring activities and the write-down of long-term investments, goodwill and other intangible assets. There were no such charges for the corresponding period in 2000 and 1999.

      The following table summarizes these charges:


------------------------------------------------------------------------------
                                             CUMULATIVE DRAW-DOWN
------------------------------------------------------------------------------
                                                                     PROVISION
                                                                    BALANCE AT
                                    TOTAL      CASH    NON-CASH   DECEMBER 31,
                                PROVISION  PAYMENTS     CHARGES           2001
------------------------------------------------------------------------------

  Restructuring charge:
     Severance                   $  8,888    $6,557    $      -        $2,331
     Lease exit costs               7,600         -       1,007         6,593
     Write-down of fixed assets     3,156         -       3,156             -
                                   19,644     6,557       4,163         8,924

  Write-down of intangible
   and other assets:
     Goodwill                     299,572         -     299,572             -
     Acquired technology            5,252         -       5,252             -


------------------------------------------------------------------------------
                                             CUMULATIVE DRAW-DOWN
------------------------------------------------------------------------------
                                                                     PROVISION
                                                                    BALANCE AT
                                    TOTAL      CASH    NON-CASH   DECEMBER 31,
                                PROVISION  PAYMENTS     CHARGES           2001
------------------------------------------------------------------------------


     Other                          9,909         -       9,909              -
------------------------------------------------------------------------------
                                  314,733         -     314,733
  WAEF technology                   6,728         -       6,728              -
------------------------------------------------------------------------------
                                  321,461         -     321,461

  Write-down of long-term
   investments                      9,975         -       9,975              -
------------------------------------------------------------------------------
  Total charges                  $351,080    $6,557    $335,599        $ 8,924
------------------------------------------------------------------------------

(a)  RESTRUCTURING CHARGE:
         With the downturn in general economic conditions, the Company has been working to identify areas to reduce costs and leverage the infrastructure that it has obtained through acquisitions and growth by eliminating duplicate resources and positions, narrowing its focus to certain product markets and streamlining operating processes. As a result of this realignment, in the second quarter of 2001, the Company recorded a restructuring charge of $3,400,000 related to employee severance and lease costs for the closing of facilities.

         In October 2001, the Company continued with its plan to restructure and realign its business, which included a reduction of its worldwide work force by approximately 350 employees, the closure of redundant facilities and the write-down of unused fixed assets. Approximately 183 employees were terminated in October 2001 with the remaining employees continuing their employment until January 31, 2002. The Company incurred a charge of approximately $19,644,000, consisting of severance and benefits costs, lease exit costs for the closing of redundant facilities and write-downs of fixed assets. The Company also recorded stock compensation expense in the amount of $3,625,000 related to the immediate recognition of deferred stock compensation for those employees whose stock options vest upon termination of employment. This amount has been included as part of "stock-based compensation" in the statements of operations.

 (b) WRITE-DOWN OF INTANGIBLE AND OTHER ASSETS:

     (i) Acquired business:
         impairment were the significant changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies, such as revenue multiples, significant negative industry and economic trends impacting both the Company's current operations and expected future growth rates, and decisions made by the Company related to the abandonment of certain acquired technology. Based on these factors, the Company concluded that a significant other than temporary impairment existed with respect to the Company's intangible assets, which primarily relates to the goodwill and acquired technology associated with the acquisitions of Ezlogin, Spyonit and TANTAU.

         In quantifying the impairment charge, the Company compared the expected future cash flows of each acquisition, including terminal value, to the respective carrying value of the assets of the business. Variables in the cash flows include estimated revenue contribution to the Company's overall revenues and estimated costs. The cash flow periods used ranged between three and five years, consistent with the useful life of the related asset acquired. The discount rate ranged between 15% and 20% and is based on the risk-free rate, adjusted for risk factors of the acquired company.

         As a result of the Company's review, the Company determined that the carrying values of the acquired businesses were not fully recoverable. Accordingly, the Company recorded, in the third quarter of 2001, a $314,733,000 write-down of intangible and other assets based on the amount by which the carrying amount of the intangible and other assets exceeded the fair value calculated as described in the preceding paragraph. The goodwill and intangible assets write-down relates to the goodwill and intangible assets that arose in the business acquisitions that the Company acquired primarily through the issuance of shares and replacement options which were valued, for accounting purposes, on the respective dates of the acquisition at prices which were significantly higher than the Company's share trading price at the time of determining the existence of an impairment.

    (ii) Acquired technology:

         During the third quarter of 2001, the Company performed a review of the carrying value of its Web Application Event Framework ("WAEF"), which it acquired from Webhelp on March 26, 2001 (note 6(a)(ii)). During the course of the review, the Company considered its future use of WAEF in light of the restructuring of its business and the downturn in the economy and concluded that the WAEF technology was not expected to be part of the Company's future strategy. The Company currently does not have any intention to incorporate this technology into its business. As a result, the Company reduced the carrying value of this technology to nil and recorded a charge of $6,728,000.

 (c) WRITE-DOWN OF INVESTMENTS:

     For the year ended December 31, 2001, the Company performed a review of its investments. Due to adverse changes in operating market conditions, several of the Company's investments in other companies have experienced a significant other than temporary decline in their values. In order to determine the amount of the write-down, the Company assessed the fair market value of its investments and compared it to the investments' carrying value. The fair market value of these investments was based on a combination of the following: (i) if public, recent trading prices and the trend in trading prices; (ii) values indicated by recent rounds of financing in the investee company; (iii) valuations performed by the investee company or venture capitalists if the investee company is seeking a round of financing; and (iv) changes in the market value of the investment relative to industry indices. During the year ended December 31, 2001, the Company recorded $9,975,000 as an other than temporary decline in value.

18.  CONTINGENT LIABILITIES:

      The Company has been named in several class actions filed in federal court in the Southern District of New York between approximately June 13, 2001 and June 28, 2001 (collectively the "IPO Allocation Litigation"). The IPO Allocation Litigation was filed on behalf of purported classes of plaintiffs who acquired the Company's common shares during certain periods. In addition to the Company, the named defendants in actions similar to the IPO Allocation Litigation include over 200 other issuers that have had initial public offerings since 1998. The complaints in the IPO Allocation Litigation name as defendants some of the current or former directors and officers of the Company (the "Individual Defendants") and underwriters of the Company's initial public offering of securities ("Underwriter Defendants").

      In general, the complaints in the IPO Allocation Litigation allege that the Underwriter Defendants: (i) allocated shares of the Company's offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (ii) allocated shares of the Company's initial public offering to certain of the Underwriter Defendants' customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices.

      The Company intends to vigorously defend itself and the Individual Defendants against these claims made against them in the IPO Allocation Litigation. However, due to the inherent uncertainties of litigation and because the IPO Litigation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the IPO Allocation Litigation.

19.  SUBSEQUENT EVENTS:

 (a) RESTRUCTURING:

     In January 2002, the Company continued with its plan to restructure and realign its business, which included a reduction of its worldwide work force by approximately 98 people, the additional closure of redundant facilities and the write-down of unused fixed assets.

     In January 2002, the Company formalized an arrangement with Computer Sciences Corporation ("CSC"), located in Austin, Texas. CSC will be providing application hosting services to the Company in order to support the Company's current hosting agreements until such time as such agreements are assigned to CSC. As a result of the transaction, the Company expects to record a charge of $8,819,000 relating to fees to be paid to CSC to assume the obligation to provide services under the Company's contracts, related traditional costs and a write-down of redundant computer equipment. The initial term of the services agreement is three years.

     In addition to the above transaction, CSC will license and resell 724 Solutions products to the financial services industry, at prices consistent with the Company's other resellers. 724 Solutions technology will be integrated with CSC's Hogan Systems and CAMS II (Card and Merchant System II) software products. CSC will also provide systems integration services, acting as the prime integrator for CSC clients.

     The Company expects to incur the following charges:

------------------------------------------------------------------------
                                            Cash    Non-cash       Total
                                           COSTS       COSTS      CHARGE
------------------------------------------------------------------------
Restructuring costs:
   Severance                             $ 3,000     $     -     $ 3,000
   Stock compensation                          -       3,247       3,247
   Write-down of fixed assets                  -       2,400       2,400
   Lease exit costs                            -       4,500       4,500
   Application hosting services business   7,000       1,819       8,819
------------------------------------------------------------------------
                                         $10,000     $11,966     $21,966
------------------------------------------------------------------------

(b) STOCK-OPTION EXCHANGE PROGRAM:

In January 2002, the Company announced a voluntary stock option exchange program that was offered to a majority of its employees, excluding directors, executive officers and other selected senior personnel. This new program offered eligible employees the opportunity to exchange, on a one-for-one basis, certain stock options, with strike prices greater than U.S. $3.00 and Cdn. $4.75, for an equal number of new options to be granted on or after August 29, 2002. This program resulted in 1,403,928 options being tendered, accepted and cancelled (1,031,416, 57,512 and 315,000 were granted under the 2000 stock option plan, the Canadian stock option plan and the TANTAU plan respectively).

The new options will be granted under the terms of the Company's 2000 Stock Option Plan and will have an exercise price equal to the market price of the Company's common shares on the grant date. The new options will be exercisable for a period of 10 years from the grant date and will vest 25 per cent immediately upon grant and 25 per cent on each subsequent anniversary of the date of grant.

In connection with the program, the Company also announced a special grant of options to purchase an aggregate of 2,603,000 common shares to its directors, most of its officers and selected senior personnel, none of whom are eligible to participate in the voluntary stock option exchange program. The options are identical, to the above-mentioned options to be granted to eligible employees, and are expected to be granted on or about August 29, 2002 and will vest immediately.

The Company also announced a proposal to make a special grant of options to purchase an aggregate of approximately 538,000 common shares to other employees who are not eligible to participate in the voluntary stock option exchange program generally due to unique geographic or regulatory specific jurisdictions. These options would be issued at the same time as the new options are issued in the exchange program.

In connection with the tender offer, the Company anticipates that it will record a stock compensation expense of up to $1,991,000 related to the immediate recognition of deferred stock-based compensation for those employees who choose to tender their options.

The stock option exchange program was designed to comply with FASB Interpretation No. 144, "Accounting for certain transactions involving stock compensation" and is not expected to result in any additional compensation charges or variable award accounting.

20. COMPARATIVE FIGURES:

Certain reclassifications of 2000 and 1999 amounts have been made to facilitate comparison with the current year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Toronto, Ontario on March 28, 2002.

                               724 SOLUTIONS INC.



                                    By:  /s/  John J. Sims
                                       ---------------------------------------
                                         John J. Sims
                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                           TITLES                           DATE

  /s/  John J. Sims            Chief Executive Officer and Director      March  28, 2002
------------------------------    (principal executive officer)
        John J. Sims

  /s/  Gregory Wolfond                      Chairman                     March  28, 2002
------------------------------
      Gregory Wolfond

  /s/  Karen Basian            Chief Financial Officer, Senior Vice      March  28, 2002
------------------------------   President Corporate Services and
        Karen Basian                    Corporate Secretary

  /s/  Lloyd F. Darlington                   Director                    March  28, 2002
------------------------------
    Lloyd F. Darlington

  /s/  James D. Dixon                        Director                    March  28, 2002
------------------------------
       James D. Dixon

  /s/  Antti Vasara                          Director                    March  28, 2002
------------------------------
        Antti Vasara

  /s/  Christopher E. Erickson               Director                    March  28, 2002
------------------------------
  Christopher E. Erickson

  /s/  Barry J. Reiter                       Director                    March  28, 2002
------------------------------
      Barry J. Reiter

  /s/  Holger Kluge                          Director                    March  28, 2002
------------------------------
        Holger Kluge



  /s/  Joseph Aragona                        Director                    March  28, 2002
------------------------------
       Joseph Aragona

                                             Director                    March  28, 2002
------------------------------
    Charles M.B. Goldman
