Form 10-Q
period 2002-03-31
724 SOLUTIONS INC
filed 2002-05-15
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002.

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number: 000-31146

                               724 SOLUTIONS INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Ontario                                Inapplicable
      -------------------------------                 -------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

      10 York Mills Road, Third Floor                       M2P 2G4
             Toronto, Ontario                             (Zip Code)
      -------------------------------------------------------------------
                    (Address of Principal Executive Office)

                                 (416) 226-2900
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Common Shares, no par value - 59,638,245 shares outstanding as of May 10, 2002.

                               724 SOLUTIONS INC.

                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Financial Statements

                  a)  Consolidated Balance Sheets .............................1

                  b)  Consolidated Statement of Operations ....................2

                  c)  Consolidated Statement of Cash Flows ....................3

                  d)  Consolidated Statements of Shareholders' Equity .........4

                  e)  Notes to Consolidated Financial Statements ..............5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................16

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk .......................................................29

Part II.  Other Information

         Item 1.  Legal Proceedings ..........................................30

         Item 2.  Changes in Securities ......................................30

         Item 3.  Defaults Upon Senior Securities ............................30

         Item 4.  Submission of Matters to a Vote of Security Holders ........30

         Item 5.  Other Information ..........................................30

         Item 6.  Exhibits and Report on Form 8-K ............................31

Signatures ...................................................................32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) CONSOLIDATED BALANCE SHEETS

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

March 31, 2002 and December 31, 2001

--------------------------------------------------------------------------------------
                                                                    2002          2001
--------------------------------------------------------------------------------------
                                                             (Unaudited)

Assets

Current assets:
   Cash and cash equivalents (note 3)                          $  46,762     $  60,279
   Short-term investments (note 3)                                25,204        28,857
   Accounts receivable - trade, net of allowance
      of nil (2001 - nil)                                          6,324         8,335
   Prepaid expenses and other receivables                          2,335         2,630
--------------------------------------------------------------------------------------
                                                                  80,625       100,101

Fixed assets                                                       6,723        12,525
Investments                                                        5,347         5,347
Goodwill on business combinations (note 2(a))                      9,097         9,097
Other intangible assets (notes 2(a) and 4)                         7,604         8,760
--------------------------------------------------------------------------------------
                                                               $ 109,396     $ 135,830
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                            $   2,305     $   2,728
   Accrued liabilities                                            24,933        15,667
   Current portion of note payable                                 3,158         3,394
   Current portion of deferred consideration                       1,414         1,414
   Deferred revenue                                                1,855         1,386
--------------------------------------------------------------------------------------
                                                                  33,665        24,589

Leasehold inducements                                                264           284
Note payable                                                           -           296
Deferred consideration                                                 -         1,415

Shareholders' equity:
   Share capital (note 7):
      Authorized:
         Unlimited common shares
         Unlimited preferred shares
      Issued and outstanding:
         59,628,351 common shares
            (2001 - 58,375,761)                                  764,411       763,033
     Deferred stock-based compensation                           (11,039)      (19,582)
     Accumulated deficit                                        (677,821)     (634,153)
     Cumulative translation adjustment                               (84)          (52)
--------------------------------------------------------------------------------------
                                                                  75,467       109,246
--------------------------------------------------------------------------------------
                                                               $ 109,396     $ 135,830
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars)

Three months ended March 31, 2002 and 2001
(Unaudited)

--------------------------------------------------------------------------------------
                                                                    2002          2001
--------------------------------------------------------------------------------------
Revenue:
   Product                                                      $  2,555      $  9,127
   Services                                                        1,958         4,722
--------------------------------------------------------------------------------------
                                                                   4,513        13,849

Operating expenses:
   Cost of revenue                                                 1,703         5,090
   Research and development                                        5,752        11,189
   Sales and marketing                                             6,376         9,029
   General and administrative                                      2,400         6,586
   Stock-based compensation:
      Cost of revenue                                                146           207
      Research and development                                     5,118         6,113
      Sales and marketing                                          1,805         2,529
      General and administrative                                   1,311         1,839
   Depreciation                                                    1,682         1,742
   Amortization of intangible assets                               1,153        23,870
   Restructuring costs (note 9)                                   16,987             -
   Write-down of fixed assets (note 9)                             4,134             -
--------------------------------------------------------------------------------------
                                                                  48,567        68,194
--------------------------------------------------------------------------------------

Loss from operations                                             (44,054)     $(54,345)

Interest income                                                      386         2,476

Equity in loss of affiliate                                            -          (278)
--------------------------------------------------------------------------------------

Loss before write-down of long-term investments                  (43,668)      (52,147)

Write-down of long-term investments                                    -        (6,250)
--------------------------------------------------------------------------------------
Loss for the period                                             $(43,668)     $(58,397)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Basic and diluted loss per share                                $  (0.75)     $  (1.09)
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Weighted-average number of shares used in computing
   basic and diluted loss per share (in thousands)                58,583        53,581
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(c) CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

724 SOLUTIONS INC.
Consolidated Statements of Shareholders' Equity
(In thousands of U.S. dollars, except per shares amounts)

Three months ended March 31, 2002 and 2001
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                     Deferred
                                                                  stock-based
                                                                 compensation                    Cumulative           Total
                                           Common shares     related to stock     Accumulated   translation   shareholders'
                                     Number           Amount          options         deficit    adjustment          equity
---------------------------------------------------------------------------------------------------------------------------

Balances,
   December 31, 2000             39,112,975      $   357,158      $   (14,946)   $    (79,949)     $      -    $    262,263
Loss for the period                       -                -                -         (58,397)            -         (58,397)
Cumulative translation
   adjustment                             -                -                -               -           (88)            (88)
Deferred stock-based
   compensation                           -           53,280          (53,280)              -             -               -
Amortization of
   deferred stock-based
   compensation                           -                -            9,481               -             -           9,481
Issuance on
   exercise of options              364,187              618                -               -             -             618
Issuance of common
   shares                        18,264,018          356,410                -               -             -         356,410
---------------------------------------------------------------------------------------------------------------------------
Balances,
   March 31, 2001                57,741,180      $   767,466      $   (58,745)   $   (138,346)     $    (88)   $    570,287
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Balances,
   December 31, 2001             58,375,761      $   763,033      $   (19,582)   $   (634,153)     $    (52)   $    109,246
Loss for the period                       -                -                -         (43,668)            -         (43,668)
Cumulative translation
   adjustment                             -                -                -               -           (32)            (32)
Deferred stock-based
   compensation                           -             (163)             163               -             -               -
Amortization of
   deferred stock-based
   compensation                           -                -            8,380               -             -           8,380
Issuance for cash on
   exercise of options              240,900              126                -               -             -             126
Issuance of common
   shares                         1,011,690            1,415                -               -             -           1,415
---------------------------------------------------------------------------------------------------------------------------
Balances,
   March 31, 2002                59,628,351      $   764,411      $   (11,039)   $   (677,821)     $    (84)   $     75,467
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(d) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

Three months ended March 31, 2002 and 2001
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                     2002                 2001
-------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities:
     Loss for the period                                                    $     (43,668)       $     (58,397)
     Items not affecting cash:
         Depreciation and amortization                                              2,835               25,612
         Stock-based compensation                                                   8,380               10,688
         Other non-cash expenses                                                     (264)                (432)
         Write-down of long-term investments                                            -                6,250
         Write-down of fixed assets                                                 4,134                    -
         Equity in loss of affiliate                                                    -                  278
         Foreign exchange loss                                                          -                  (18)
     Change in operating assets and liabilities:
         Accounts receivable                                                        2,011                1,465
         Prepaid expenses and other receivables                                       295                   10
         Accrued interest on short-term investments                                 1,204                1,503
         Accounts payable                                                            (423)                (426)
         Accrued liabilities                                                        9,266               (3,240)
         Deferred revenue                                                             469                  371
     --------------------------------------------------------------------------------------------------------------
     Net cash flows used in operating activities                                  (15,761)             (16,336)

Cash flows from (used in) financing activities:
     Principal repayment of note payable                                             (532)                   -
     Issuance of common shares                                                        126                  618
     --------------------------------------------------------------------------------------------------------------
     Net cash flows from (used in) financing activities                              (406)                 618

Cash flows from (used in) investing activities:
     Purchase of fixed assets                                                         201               (3,178)
     Sale of short-term investments, net                                            2,449               11,820
     Purchase of intangible and other assets                                            -                 (592)
     Purchase of long-term investments                                                  -               (7,621)
     Acquisitions, net of cash received                                                 -               30,248
     --------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities                                       2,650               30,677
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  (13,517)              14,959

Cash and cash equivalents, beginning of period                                     60,279               73,898

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $      46,762        $      88,857
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information note (10)

See accompanying notes to consolidated financial statements.

(e) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements
(In thousands of U.S. dollars, except per share amounts)

For the three and nine months ended September 30, 2001
(Unaudited)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). Intercompany transactions and balances are eliminated on consolidation.

     The consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles, which conform, in all material respects, with U.S. generally accepted accounting principles. Unless otherwise noted in note 2, the interim financial statements follow the same accounting polices and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2001 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on March 25, 2002 and with the Securities and Exchange Commission on Form 10-K filed on March 29, 2002. Certain comparative figures have been reclassified to conform to the current period's financial statement presentation.

     The information furnished for the three months ended March 31, 2002 and March 31, 2001 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.   SIGNIFICANT ACCOUNTING POLICES:

     The unaudited interim consolidated financial statements are based upon accounting principles consistent with those used and described in Company's audited financial statements for the year ended December 31, 2001, except for the following:

     (a)  Business combinations, goodwill and other intangible assets

          In September 2001, The Canadian Institute of Chartered Accountants ("CICA") issued Handbook Sections 1581, "Business Combinations", and 3062, "Goodwill and Other Intangible Assets". The new standards require that the purchase method of accounting must be used for business combinations and require that goodwill no longer be amortized but instead be tested for impairment at least annually. The standards also specify criteria that intangible assets must meet to be recognized and reported apart from goodwill. The standards require that the value of the shares issued in a business combination be measured using the average share price for a reasonable period before and after the date the terms of the acquisition are agreed to and announced. The new standards are substantially consistent with U.S. GAAP.

          The Company has adopted these new standards as of January 1, 2002 and the Company has discontinued amortization of all existing goodwill. The Company has also evaluated existing intangible assets and has determined that reclassification in order to conform with the new criteria for recognition of intangible assets apart from goodwill is not required.

          In connection with Section 3062's transitional goodwill impairment evaluation, the Company is required to assess whether goodwill is impaired as of January 1, 2002. The Company has up to six months to determine the fair value of its reporting units and compare that to the carrying amounts of its reporting units. To the extent a reporting unit's carrying amount exceeds its fair value, the Company must perform a second step to measure the amount of impairment in a manner similar to a purchase price allocation. This second step is to be completed no later than December 31, 2002. Under Canadian GAAP, any transitional impairment will be recognized as an effect of a change in accounting principle and will be charged to opening retained earnings as of January 1, 2002. Under U.S. GAAP, any transitional impairment will be charged to operations in the current period.

     Effective January 1, 2002, the Company had unamortized goodwill of $9,097 which is no longer being amortized. This change in accounting policy has not been applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

     ------------------------------------------------------------------------------------------------
                                                                    March 31,            March 31,
                                                                         2002                 2001
     ------------------------------------------------------------------------------------------------

     Loss for the period                                         $    (43,668)        $    (58,397)
     Add amortization of goodwill                                           -               21,343

     ------------------------------------------------------------------------------------------------
     Loss before amortization of goodwill                        $    (43,668)        $    (37,054)
     ------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------

     Loss per share:
          Loss for the period                                    $      (0.75)        $      (1.09)
          Loss before amortization of goodwill                          (0.75)               (0.69)
     ------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------


     (b)  Stock-based compensation and other stock-based payments:

          Effective January 1, 2002, the Company adopted the new CICA Handbook
          Section 3870, "Stock-based Compensation and Other Stock-based Payments", which requires that a fair value based method of accounting be applied to all stock-based payments to non-employees and to direct awards of stock to employees. The requirements of the new standard are consistent with the Company's accounting policies for these types of transactions and are disclosed in the Company's audited annual consolidated financial statements. The new section also requires the Company to select an accounting methodology for the accounting for stock-based awards, other than a direct award of stock, granted to employees. The Company's existing accounting policy as disclosed in the audited annual financial statements, which is the application of the intrinsic method for accounting for employee stock-based awards, is an acceptable methodology under the new handbook section. Section 3870 also requires additional disclosures including pro forma earnings and pro forma earnings per share, which are provided in note 8.

3.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     All short-term investments are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company owns no short-term investments that are considered to be trading securities or available-for-sale securities. The components of cash and cash equivalents and short-term investments are summarized as follows:

     ----------------------------------------------------------------------------------------------------
                                                                        March 31,         December 31,
                                                                             2002                 2001
     ----------------------------------------------------------------------------------------------------

     Cash and cash equivalents:
         Cash                                                        $     11,385          $     6,922
         Cash equivalents:
              Bearers' deposit note                                        13,953                    -
              Corporate debt                                                    -               49,000
              Government treasury bills                                     4,027                4,357
              Corporate bonds                                               4,100                    -
              Corporate commercial paper                                   12,970                    -
              Term deposit                                                    327                    -
     ----------------------------------------------------------------------------------------------------
                                                                     $     46,762          $    60,279
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

     Short-term investments:
         Held-to-maturity:
              Corporate commercial paper                             $          -          $       364
              Term deposit                                                  2,486                2,285
              Government bond                                              11,504                5,989
              Government treasury bills                                    10,214               19,119
              Corporate bond                                                1,000                1,100
     ----------------------------------------------------------------------------------------------------
                                                                     $     25,204          $    28,857
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------


     The Company has entered into letters of credit in the aggregate amount of $2,285 to guarantee payments under future contractual lease commitments. The letters of credit are secured by segregated instruments included in short-term investments on the consolidated balance sheet.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS:

     Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.

     Intangible assets with finite useful lives are amortized over their useful lives. The amortization methods and estimated useful lives of intangible assets which consist of unpatented technology, are reviewed annually, and are currently being amortized on a straight line over one to five years.

     The following table sets out the Company's total purchased intangible assets which are subject to amortization:

     ----------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                        Accumulated        impairment         Net book
     March 31, 2002                           Cost     amortization            charge            value
     ----------------------------------------------------------------------------------------------------

     Technology                        $    28,663      $     9,080       $    11,979      $     7,604

     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------


     ----------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                        Accumulated        impairment         Net book
     December 31, 2001                        Cost     amortization            charge            value
     ----------------------------------------------------------------------------------------------------

     Technology                        $    28,663      $     7,924       $    11,979      $     8,760
     Customer relationships                  7,120            2,301             4,819                -

     ----------------------------------------------------------------------------------------------------
                                       $    35,783      $    10,225       $    16,798      $     8,760
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

5.   SEGMENTED INFORMATION:

     The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable financial institutions and other customers to deliver financial information and services to a range of Internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical revenue and assets is set forth below:

     ----------------------------------------------------------------------------------------------------
                                                                            March 31,        March 31,
                                                                                 2002             2001
     ----------------------------------------------------------------------------------------------------

     Net revenue by geographic locations:
         North America                                                    $     3,283      $     9,750
         Europe                                                                   770            2,185
         Asia Pacific                                                             460            1,914
     ----------------------------------------------------------------------------------------------------
                                                                          $     4,513      $    13,849
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------


     ----------------------------------------------------------------------------------------------------
                                               March 31, 2002                   December 31, 2001
     ----------------------------------------------------------------------------------------------------
                                                           Goodwill                           Goodwill
                                                          and other                          and other
                                             Fixed       intangible             Fixed       intangible
                                            assets           assets            assets           assets
     ----------------------------------------------------------------------------------------------------

     North America                      $    5,461      $    16,701       $    11,130      $    17,857
     Europe                                  1,154                -             1,272                -
     Asia Pacific                              108                -               123                -

     ----------------------------------------------------------------------------------------------------
                                        $    6,723      $    16,701       $    12,525      $    17,857
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

     For the three months ended March 31, 2002, two customers accounted for 10% and 14% of revenue, respectively. For the three months ended March 31, 2001, two customers accounted for 31% and 11% of revenue, respectively.

6.   RELATED PARTY TRANSACTIONS:

     In the first quarter of 2001, the Company transacted with certain shareholders who owned in excess of 10% of the outstanding common shares of the Company. Subsequent to the first quarter of 2001, these shareholders ceased to own in excess of 10% of the outstanding common shares of the Company and are, therefore, no longer considered to be related parties. The following table sets out the balances and transactions with these shareholders in the period when they were related parties. These amounts have been recorded at the exchange amount:

     ----------------------------------------------------------------------------------------------------
                                                                        March 31,            March 31,
                                                                             2002                 2001
     ----------------------------------------------------------------------------------------------------

     Related party balances:
         Accounts receivable - trade, net of allowance                     $    -          $     2,038
         Deferred revenue                                                       -                  456

     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

     Related party transactions:
         Revenue:
              Product                                                      $    -          $     1,716
              Service                                                           -                1,332

     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------


7.   SHARE CAPITAL:

     (a)  Stock options:

          At March 31, 2002 and December 31, 2001, there were options outstanding to acquire 4,257,954 and 7,144,314 common shares of the Company, respectively.

          The Company has excluded from the calculation of diluted earning per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic per share in the future, because to do so would have been anti-dilutive.

     (b)  Stock option exchange program:

          In January 2002, the Company completed a voluntary stock option exchange program that was offered to a majority of its employees, excluding directors, executive officers and other selected senior personnel. This new program offered eligible employees the opportunity to exchange, on a one-for-one basis, certain stock options, with strike prices greater than U.S. $3.00 and Cdn. $4.75, for an equal number of new options to be granted on or after August 29, 2002. This program resulted in 1,403,928 options being tendered, accepted and cancelled (1,031,416, 57,212 and 315,000 were granted under the 2000 Stock Options Plan, the Canadian Stock Option Plan and the TANTAU plan, respectively).

          The new options will be granted under the terms of the Company's 2000 Stock Option Plan and will have an exercise price equal to the market price of the Company's common shares on the grant date. The new options will be exercisable for a period of 10 years from the grant date and will vest 25% immediately upon grant and 25% on each subsequent anniversary of the date of grant.

          In connection with the program, the Company also offered a special grant of options to purchase an aggregate of 2,603,000 common shares to its directors, most of its officers and selected senior personnel, none of whom are eligible to participate in the voluntary stock option exchange program. The options are expected to be granted on or after August 29, 2002 and will have terms identical to the above-mentioned options to be granted to eligible employees, except that they will vest immediately.

8.   PRO FORMA DISCLOSURE FOR STOCK-BASED COMPENSATION AND OTHER STOCK-BASED
     PAYMENTS:

     In addition to the disclosures relating to the Company's outstanding stock options presented in note 9(b) of the audited annual financial statements, the new Canadian standard as described in note 2(b) requires the disclosure of pro forma net earnings and earnings per share information as if the Company had accounted for employee stock options under the fair value method. The Company has elected to disclose pro forma net loss and pro forma net loss per share as if the Company had accounted for its stock options issued from inception under the fair value method. A summary of the pro forma disclosure and the impact on the consolidated statement of operations is presented in the table below.

     ----------------------------------------------------------------------------------------------------
                                                                        March 31,            March 31,
                                                                             2002                 2001
     ----------------------------------------------------------------------------------------------------

     Loss for the period                                             $    (43,688)        $    (58,397)
     Compensation expense related
       to the fair value of stock options                                  (2,839)              (2,131)

     ----------------------------------------------------------------------------------------------------
     Pro forma loss for the period                                   $    (46,527)        $    (60,528)
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

     Pro forma loss per share:
         Basic and diluted                                           $      (0.79)        $      (1.13)

     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------


     The fair value of each option granted in the period ended March 31, 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of zero, expected volatility of 240%, risk-free rate of return of 4.64% and an expected life of the option of five years. The fair value of each option granted prior to January 1, 2002, has been estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in note 15(b) of the annual consolidated financial statements.

     The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period they occur. The weighted average grant date fair value of options issued in three months ended March 31, 2002 was $ 1.86 (2001 - $ 18.48).

9.   RESTRUCTURING AND WRITE-DOWN OF FIXED ASSETS:

     In January 2002, the Company continued with its plan to restructure and realign its business, which included a reduction of its worldwide work force by approximately 98 people, the additional closure of redundant facilities and the write-down of unused fixed assets and inventory.

     In January 2002, the Company formalized an arrangement with Computer Sciences Corporation ("CSC"), located in Austin, Texas in which CSC will be providing application hosting services to the Company in order to support the Company's current hosting agreements until such time as such agreements are assigned to CSC. The initial term of the agreement is three years. In addition, CSC will license and resell 724 Solutions products to the financial services industry, at prices consistent with the Company's other resellers. 724 Solutions technology will be integrated with CSC's Hogan Systems and CAMS II (Card and Merchant System II) software products. CSC will also provide systems integration services, acting as the prime integrator for CSC clients.

     A continuity of the Company's restructuring provision, including the impact of the above is as follows:

     ----------------------------------------------------------------------------------------------------
                                                                          Cumulative drawdown
     ----------------------------------------------------------------------------------------------------
                                                  Additions to
                                                     provision
                                                       for the
                                                         three
                                                        months
                                   Provision at          ended                            Provision at
                                   December 31,      March 31,         Cash     Non-cash     March 31,
                                           2001           2002     payments      charges          2002
     ----------------------------------------------------------------------------------------------------

     Restructuring charge:
         Severance                   $    2,331    $     3,691   $   (4,186)  $        -   $     1,836
         Lease exit costs                 6,593          4,801       (1,727)           -         9,667
         Hosting                              -          5,747       (1,051)           -         4,696
         Write-down of inventory              -          2,748            -       (2,748)            -
         ------------------------------------------------------------------------------------------------
                                          8,924         16,987       (6,964)      (2,748)       16,199

     Write-down of fixed assets               -          4,134            -       (4,134)            -

     ----------------------------------------------------------------------------------------------------
                                     $    8,924    $    21,121   $   (6,964)  $   (6,882)  $    16,199
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

10.  SUPPLEMENTAL CASH FLOW DISCLOSURE:

     The following presents the supplemental disclosure of cash flow:

     ----------------------------------------------------------------------------------------------------
                                                                        March 31,            March 31,
                                                                             2002                 2001
     ----------------------------------------------------------------------------------------------------

     Supplemental disclosure of non-cash
       financing and investing activities:
         Net assets acquired from business
            acquisitions less cash acquired                              $      -         $     (6,223)
         Common shares and replacement common
            shares purchase options issued:
              Upon acquisition of TANTAU Software Inc.                          -              398,349
         Common shares issued upon settlement of
            contingent consideration                                        1,415                1,330

     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------


11.  STATEMENT OF COMPREHENSIVE LOSS:

     Comprehensive loss generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders.

     ----------------------------------------------------------------------------------------------------
                                                                       March 31,             March 31,
                                                                            2002                  2001
     ----------------------------------------------------------------------------------------------------

     Loss for the period                                             $    (43,668)        $    (58,397)
     Other comprehensive loss, net of income taxes:
         Unrealized holding losses arising during the year                      -               (3,500)
     Cumulative translation adjustment                                        (32)                 (88)

     ----------------------------------------------------------------------------------------------------
     Comprehensive loss based on U.S. GAAP                           $    (43,700)        $    (61,985)
     ----------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with our audited annual consolidated financial statements for the year ended December 31, 2001 and the accompanying notes included in our annual report filed with the Canadian Securities Administrators on March 25, 2002 and our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002, and the consolidated financial statements and accompanying notes appearing elsewhere in this report. All financial information is presented in U.S. dollars.

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

     Using our solutions, our customers can offer new, easy to use, highly personalized, value-added services which leverage the flexibility and convenience of the mobile Internet, while building stronger relationships with their customers. Our customers currently include leading financial institutions and mobile network operators. With our corporate office in Toronto, Canada, we have development and sales offices around the world, including Australia, Hong Kong, Germany, the United Kingdom and the United States.

DEVELOPMENTS IN 2002

RESTRUCTURING AND OTHER CHARGES

     In January 2002 we continued our cost reduction initiative which began in 2001. The additional cost realignment is critical to our plan to achieve operational profitability. This restructuring included a reduction of our worldwide work force by approximately 98 people, the additional closures of redundant facilities, write-down of inventory assets that are no longer part of our future strategy and write-down of additional unused fixed assets. In addition, as part of our reorganization, in January 2002, we formalized our plan to form an alliance with Computer Sciences Corporation ("CSC"), located in Austin, Texas. CSC will be providing us with application hosting services in order to support our current hosting agreements until such time as such agreements are assigned to CSC. As a result of these transactions, we recorded $17.0 million in restructuring charges and $4.1 million relating to the write-down of redundant fixed assets.

STOCK OPTION EXCHANGE PROGRAM

     In January 2002, in recognition that a large percentage of our outstanding options had exercise prices that are significantly higher than the current prices at which our common shares trade on the Nasdaq National Market and The Toronto Stock Exchange, we initiated a voluntary stock option exchange program that was offered to a majority of our employees, excluding directors, executive officers and selected senior personnel. Approximately 1.4 million options were tendered, accepted and cancelled under this program. Exchanged options are expected to be granted under this program in or about August 2002. In connection with this program we announced a special grant of options for those who are ineligible to participate in the option exchange program. We recorded approximately $1.4 million in stock compensation expense related to the immediate recognition of deferred stock-based compensation for those employees who chose to tender their options. The stock option exchange program was designed to comply with Canadian and US accounting standards such that the program is not expected to result in additional compensation charges or variable award accounting.

CRITICAL ACCOUNTING POLICIES

     We periodically review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosure system provide accurate and transparent information relative to current economic and business environment. As part of the process, we have reviewed our selection, application and communication of critical accounting polices and financial disclosures. We note that we have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting polices are described in Note 2 to our interim quarterly financial statements for the quarter ended March 31, 2002, which is set forth in this report, and Note 2 to our audited annual consolidated financial statements, which is set forth in our annual report on form 10-K, which we encourage you to read.

REVENUE RECOGNITION

SOURCES OF REVENUE

     We derive revenue from the licensing of our products, provision of related services, including installation, integration, training and maintenance support, and our application hosting services. We recognize revenue from our license agreements when all the following conditions are met:

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

     We anticipate that future revenues will include solution sales in addition to our current software and services models. The key distinguishing factors between what we would consider to be a solutions sale versus a software and services sale are the increased dollar values for services compared to software and the nature of the services contracted, being customized code and more complex interfaces as opposed to installation services. In addition, we may maintain a large amount of risk related to the success of our solutions sales agreements. These risks may be in the form of significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to expectations. Recognition of revenue from such contracts will primarily be based on the percentage of work completed method based either on inputs or on outputs, depending upon the terms of the specific contracts. We expect that revenue will be deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such contracts. Accordingly, there will likely be an increase in the time between when the contract is signed and when we record the revenue.

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

HOSTING FEES

     Through our relationship with CSC, for some of our customers, we host and manage the server infrastructure and software platform as part of the implementation of our products. We typically charge a customer a one-time setup fee plus a monthly flat fee or a monthly fee based on the number of users. The set-up fees are recognized rateably over the term of the hosting arrangement, and the monthly fees are recognized on a monthly basis.

     For a more detailed description of revenue recognition polices, refer to note 2 (c) of our annual audited consolidated financial statements for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted principles.

REVENUE

PRODUCT REVENUE

     In the three months ended March 31, 2002, product revenue decreased to $2.6 million from $9.1 million for the same period in 2001. Due to poor economic conditions, we experienced reluctance in our customers' willingness to make large upfront commitments on license fees. We expect product revenue to be lower than in prior periods until the economy recovers and our customers begin to increase their level of capital expenditures.

SERVICE REVENUE

     Service revenue decreased to $2.0 million for the three months ended March 31, 2002 compared to $4.7 million in 2001. The decrease in service revenue is due to the reduced number of projects our customers were implementing and continuing of general weakness in the economy.

OPERATING EXPENSES

COST OF REVENUE

     Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training, implementation, consulting and hosting services, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration. Cost of revenue also includes software licenses paid for third-party software used with our products.

     Cost of revenue was $1.7 million for the three months ended March 31, 2002 compared to $5.1 million for 2001. The main reason for the decrease is because in 2002, as a result of our restructuring efforts and realigning of our business, we employed fewer professional services personnel than we did in 2001. Cost of revenue as percentage of revenues was 38% for the three months ended March 31, 2002, compared to 37% for the same period in 2001. We continue to utilize the infrastructure that we have built and leveraged the experience that we have gained in enabling our customers to deploy our products.

RESEARCH AND DEVELOPMENT

     Research and development expenses include the compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

     Research and development (R&D) decreased to $5.8 million for the three months ended March 31, 2002 compared to $11.2 million in 2001. The decrease in this expense is a result of our 2001 restructuring initiative in which we reduced our R&D headcount and developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. We will also continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 127% for the first quarter of 2002 compared to 81% for the same period in 2001. The increase in these percentages is primarily a result of our reduced revenue in the first quarter of 2002 compared to 2001.

SALES AND MARKETING

     Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

     Sales and marketing (S&M) expenses were $6.4 million for the first quarter of 2002 compared to $9.0 million in 2001. The decrease is a result of the reduced number of our worldwide sales and marketing personnel and reduced spending on discretionary marketing programs as part of our restructuring efforts in 2001 and in January 2002, in reaction to the downturn in economic conditions in our target markets. We will continue to monitor our pace of marketing expenditures to help ensure that they remain aligned with the opportunities that we have targeted as well as prevailing market conditions. S&M expenses, as a percentage of revenues, increased to 141% from 65% in these period, respectively. The increase in these percentages is primarily a result of our reduced revenue in the first quarter of 2002 compared to 2001.

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

     Our G&A expenses decreased to $2.4 million for the first quarter of 2002, from $6.6 million in 2001. The decrease in G&A expenses reflected our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient in order to support our business in the current market environment. G&A expenses as a percentage of revenues increased to 53% for the three months ended March 31, 2002 from 48% for 2001. The increase in these percentages is a result of our reduced revenue in the first quarter of 2002 compared to 2001.

DEPRECIATION AND AMORTIZATION

     Depreciation expense remained at $1.7 million in the first quarter of 2002, compared to $1.7 million in 2001. We expect that depreciation expense will be stable or lower in 2002 as we have made significant reductions in our capital expenditure budget and have decommissioned redundant assets.

     Amortization expense decreased to $1.2 million for the three months ended March 31, 2002, compared to $23.9 million in 2001. The decrease is attributable to lower amortization as a result of the write-down of intangible and other assets in fiscal 2001 and our adoption SFAS No.142 and CICA Handbook section 3062, which require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002. The amortization in 2002 represents the amortization of acquired technology, which will be amortized over a period of two years. See "Recent Accounting Principles".

STOCK-BASED COMPENSATION

     Stock-based compensation represents amortization of deferred stock-based compensation that we recorded as a result of assuming, through the acquisition of TANTAU, stock option plans that included unvested options and common shares. This stock based compensation is being amortized on a straight-line basis over the remaining vesting period of these options, which will be January 2003. In addition, included in stock-based compensation is the immediate recognition of stock compensation expense for those terminated employees who have options that vest immediately upon their termination, and immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002.

     Stock-based compensation decreased to $8.4 million for quarter ended March 31, 2002 from $10.7 million in the same period of 2001. Stock-based compensation expense decreased because a significant portion of our deferred stock based compensation was recognized in the last three quarters of 2001 as a result of our June and October 2001 employee terminations.

RESTRUCTURING COSTS

     With the downturn in general economic conditions, in 2001 we began to work to identify areas to reduce costs by eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. We continued with this restructuring in January 2002. As a result, in the first quarter of 2002, we recorded a restructuring charge of $17.0 million relating to fees to be paid to CSC to assume the obligation to provide services under our contracts, employee severance, lease costs for the closing of several of our offices and the write-down of inventory assets that are no longer a part of our current business strategy. In addition, we recorded $4.1 million relating to the decommissioning of our redundant fixed assets and $3.2 million relating to the immediate recognition of deferred stock based compensation expenses relating to employees whose stock options vested upon termination of their employment. Included in our "Accrued Liabilities" is approximately $16.2 million in restructuring reserve relating to unpaid severance costs, lease exit costs and expected fees to be paid to CSC. See note 9 to our interim consolidated financial statements.

WRITE-DOWN OF FIXED ASSETS

     For the three months ended March 31, 2002, we recorded a charge of $4.1 million related to the write-down of fixed assets that are redundant as a result of our restructuring.

INTEREST INCOME

     Interest income decreased to $386,000 for the three months ended March 31, 2002, compared to $2.5 million in the same period of 2001. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income decreased in the first quarter of 2002 compared to 2001 because we have reduced holdings of cash and cash equivalent balances and short-term investments. We anticipate that we will receive reduced rates of interest, versus a year ago, on these assets during the current year compared to the year ended December 31, 2001.

EQUITY IN LOSS OF AFFILIATE

     We own 24.9% of the equity of Maptuit, as at March 31, 2002. We account for our investment in Maptuit using the equity method, which requires us to adjust our original cost of investment for our share of post-acquisition income and losses, less dividends only to the extent that the carrying value of the investment is no less than zero. As at December 31, 2001, the carrying value of Maptuit was zero, therefore we did not record additional losses of Maptuit for the first quarter of 2002, compared to a loss of $278,000 for the first quarter of 2001.

NET LOSS

     Our net loss decreased to $43.7 million for the three months ended March 31, 2002 compared to $58.4 million for the same period in 2001. Our net loss decreased in the first quarter of 2002, notwithstanding our decreased revenue and our recording of restructuring charges and write-down of fixed assets, which did not occur in the first quarter of 2001. This reduction in our net loss resulted principally from our restructuring efforts, which substantially reduced our operating expenses, and our reduced amortization expenses, due to the fact that we no longer amortize good will under SFAS No. 142 and CICA Handbook section 3062. If SFAS No. 142 and CICA Handbook section 3062 had been adopted for the period ended March 31, 2001, the loss would have been $37.0 million. We expect that the future cost savings due to our restructuring in January 2002 will result in further reductions in salary, benefits and infrastructure costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $15.7 million for the quarter ended March 31, 2002, compared to $16.3 million in 2001. Net cash used in operating activities in 2002 consisted mainly of our net loss of $43.7 million, offset by depreciation and amortization of $2.8 million, stock-based compensation expense of $8.4 million, write-down of fixed assets of $4.1 million, and a cash in flow from working capital of $12.8 million.

     As at March 31, 2002, we had commitments to make $14.6 million in minimum lease payments, until the year 2008, relating to our facilities and equipment rentals. As a result of our restructuring initiative, we have vacated some of our premises. Accordingly, we have plans in place to renegotiate these leases and/or sublease these premises to reduce our future commitments, however, we cannot provide any assurances that such plans will be successful.

     Cash used by financing activities was $406,000 for the quarter ended March 31, 2002, compared to an inflow of $618,000 for the same period in 2001. The decrease resulted from the fact that in the first quarter of 2002, we were obligated to make principal payments on our loan and we received reduced proceeds from the exercise of stock options. As at March 31, 2002 we are obligated to pay approximately $3.2 million in principal and interest related to this loan, with the final payment on February 1, 2003.

     Cash used in investing activities, before the sale of short-term investments and acquisitions, was $201,000 for the quarter ended March 31, 2002, compared to an out flow of $11.4 million in the same period in 2001. The main reason for the decrease is due to the fact that we have significantly reduced our capital assets budget and because we have limited the extent to which we invest in other companies.

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

RECENT ACCOUNTING PRINCIPLES

US GAAP

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.141, "Business Combinations". SFAS No.141 requires that all business combinations be accounted for under the purchase method of business combination initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is no longer permitted. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that all goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. SFAS No.142 must be adopted with fiscal years beginning after December 15, 2001. As of March 31, 2002, we had approximately $9.1 million as the carrying value of goodwill, which we will periodically review in accordance with these provisions.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of", and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 an its provisions are to be applied prospectively. We are currently assessing the impact of SFAS no. 144 on our financial position and results of operations.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This report contains statements of a forward-looking nature. These statements are made under the U.S. Private Securities Litigation Reform Act of 1995. These statements include the statements herein regarding our estimated cost reductions; our future ability to fund our investments and become profitable; our development of new products and relationships; our plans to operate in the mobile operator market; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our expected date of stock option issuance in connection with our stock option initiatives; and the anticipated impact of changes in applicable accounting rules.

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

     GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS. Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market our primary target markets of financial institutions and mobile network operators. As economic activity slowed in these markets during 2001, our customers deferred their spending on our products and our sales cycle began to lengthen significantly as potential customers began to reduce their spending commitments, including their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. As a result of these factors, our revenues began to decline in 2001. If general economic conditions continue to be adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

     ENTERING NEW MARKETS. We have recently made mobile network operators an important focus of our activities. We have limited experience in marketing our services to, and working with, these customers. In order to encourage these potential customers to adopt and implement our solutions, we may incur higher costs than we have in the past, and we may not be able to attract a large number of these customers. Mobile network operators may not be successful in rolling out our services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry, may increase our expenses and may damage our reputation.

     INTERNATIONAL MARKETS. Since December 31, 2000, we have begun to recognize revenues from our sales in international markets. In the past, in deriving our revenue forecasts, we have expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly there. However, in recent months, some key countries in these regions, have experienced decreasing economic activity, and our sales to these regions declined beginning in the third quarter of 2001. Accordingly, our sales to these regions during 2001 may not be indicative of future trends, and may not expand significantly during the next several quarters.

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

     INVESTMENTS IN OTHER COMPANIES. For year ended December 31, 2001 we realized a loss of $4.6 million on sales of our long-term investments and recorded a loss provision of $10.0 million against these investments as they have experienced a significant other than temporary decline in their value. Particularly if the economic environment worsens, we may need to record additional write-downs of these investments in the future. Any write-downs of this kind could cause our losses to increase.

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

     INVESTMENTS IN NEW TECHNOLOGIES. During fiscal 2001, we have made significant investments in new technologies, to help expedite customer adoption of our solutions, including interactive voice response technology, technologies relating to short messaging services and technology to allow mobile applications to be executed with real-time interaction. In accordance with our accounting policy, we review the carrying value of these technologies, considering key factors such as our estimate of customer demand for these technologies and the technologies' fit with our product strategy. For quarter ended March 31, 2002, we recorded a charge of $2.7 million relating to our decision not to use certain inventory that we purchased to resell to our customers. In the future, if there are any circumstances in which there is a decline in the carrying value of our other new technologies, for example, if we decide not to pursue these technologies if we determine that customer demand for them is not substantial, we may need to record additional charges.

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

     HOSTING SERVICES. In January 2002, we formalized our plan to transfer the management of our application hosting services to Computer Sciences Corporation ("CSC"). We will be dependent on CSC to provide secure hosting services for our software products. If the transition of our hosting service to CSC is not successful and/or CSC becomes unable to deliver these services, or other circumstances occur that affect CSC or its computer systems, our hosting services may be substantially impaired. If any of these circumstances occur and cause us to fail to deliver our hosting services, we may lose customers, our reputation may suffer, and our ability to attract new customers may be damaged.

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

     GROSS MARGINS. We believe that certain factors in the current market may contribute to the risk that our gross margins will decrease in future fiscal quarters. While we are currently not experiencing material price reduction pressure from our customers, as the weakening economy affects our customers' budget for wireless spending, we may have to lower our prices, in order to accommodate our customers. In addition, due to the downturn in the economy, many of our customers are reluctant to make a commitment to pay a large upfront license fee, which could also cause our revenues to decrease. With a greater portion of services revenue mix in the short-term, if we are not successful in reducing our costs of sales in response to the pricing pressure and any reduced upfront commitment, we will experience a decrease in our gross margins. In addition, due to the difficulties in achieving sales in the current economic environment, we will have less control over the portion of our sales consisting of licenses, which generally has a higher gross margin than services. Accordingly our current gross margins may decrease.

     LITIGATION. As noted in Part II, Item 1 - Legal Proceedings, we and certain of our present and former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INTEREST RATE EXPOSURE

     As of March 31, 2002, we had approximately $72.0 million in cash, cash equivalents and short-term investments, of which $25.2 million were short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

     Our functional currency is the U.S. dollar. The majority of our non-US dollar denominated expenses are incurred in Canadian dollars, although with the purchase of TANTAU, an increased proportion are incurred in Euros and other European currencies. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the period ended March 31, 2002, we incurred unrealized foreign currency gains relating to the translation of our non-US denominated monetary assets and liabilities of approximately $40,000. In the future, we may seek to minimize this risk by hedging our known exposures, such as salaries, rent and other payments. We will account for any arrangements of this kind according to Financial Accounting Standard 133.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named in several class actions filed in federal court in the Southern District of New York between approximately June 13, 2001 and June 28, 2001 (collectively the "IPO Allocation Litigation"). The IPO Allocation Litigation was filed on behalf of purported classes of plaintiffs who acquired the Company's common shares during certain periods. In addition to the actions against Company, similar actions have been filed against over 300 other issuers that have had initial public offerings since 1998. On or about April 19, 2002, the plaintiffs filed an amended complaint as against the Company.

     The amended complaint in the IPO Allocation Litigation names as defendants, in addition to the Company, some or all of the current or former directors and officers of the Company (the "Individual Defendants") and certain underwriters of the Company's initial public offering of securities (the "Underwriter Defendants"). In general, the amended complaint alleges that the Underwriter
Defendants: (1) allocated shares of the Company's offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company's initial public offering to certain of the Underwriter Defendants' customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The amended complaint also alleges that the Company and the Individual Defendants failed to disclose these facts and that the Company and the Individual Defendants were aware of, or disregarded, the Underwriter Defendants' conduct.

     The Company intends to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a) EXHIBITS:

         None.

         (b) REPORT ON FORM 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURES                          TITLES                         DATE

/s/ John J. Sims          Chief Executive Officer (principal       May 15, 2002
---------------------     executive officer)
John J. Sims

/s/ Karen Basian          Chief Financial Officer (principal       May 15, 2002
---------------------     financial and accounting officer)
Karen Basian