Form 10-Q
period 2002-06-30
724 SOLUTIONS INC
filed 2002-08-15
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002.

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

     Common Shares, no par value - 59,646,642 shares outstanding as of August 9, 2002.

                               724 SOLUTIONS INC.

                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Financial Statements

                  a)  Consolidated Balance Sheets ..................................................1

                  b)  Consolidated Statement of Operations .........................................2

                  c)  Consolidated Statement of Cash Flows .........................................3

                  d)  Consolidated Statements of Shareholders' Equity ..............................4

                  e)  Notes to Consolidated Financial Statements ...................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................27

Part II.  Other Information

         Item 1.  Legal Proceedings ...............................................................28

         Item 2.  Changes in Securities ...........................................................28

         Item 3.  Defaults Upon Senior Securities .................................................28

         Item 4.  Submission of Matters to a Vote of Security Holders .............................28

         Item 5.  Other Information ...............................................................29

         Item 6.  Exhibits and Report on Form 8-K .................................................29

Signatures ........................................................................................30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
(a) CONSOLIDATED BALANCE SHEETS

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2002                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents (note 3)                                     $      45,227        $      60,279
     Short-term investments (note 3)                                               13,756               28,857
     Restricted cash (note 3)                                                         962                    -
     Accounts receivable - trade, net of allowance
       of nil (December 31, 2002 - nil)                                             2,722                8,335
     Prepaid expenses and other receivables                                         2,724                2,630
     --------------------------------------------------------------------------------------------------------------
                                                                                   65,391              100,101

Restricted cash (note 3)                                                            1,984                    -
Fixed assets                                                                        5,496               12,525
Investments                                                                         5,347                5,347
Goodwill on business combinations (notes 2 and 4)                                   9,097                9,097
Other intangible assets (notes 2 and 4)                                             7,053                8,760

-------------------------------------------------------------------------------------------------------------------
                                                                            $      94,368        $     135,830
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $       1,591        $       2,728
     Accrued liabilities                                                           21,233               15,667
     Notes payable                                                                  2,356                3,394
     Deferred revenue                                                               2,027                1,386
     Deferred consideration                                                         1,414                1,414
     --------------------------------------------------------------------------------------------------------------
                                                                                   28,621               24,589

Leasehold inducements                                                                 241                  284
Notes payable, net of current portion                                                   -                  296
Deferred consideration, net of current portion                                          -                1,415

Shareholders' equity:
     Share capital (note 6):
         Authorized:
              Unlimited common shares
              Unlimited preferred shares
         Issued and outstanding:
              59,646,642 common shares
                (December 31, 2001 - 58,375,761)                                  764,429              763,033
     Deferred stock-based compensation                                             (7,962)             (19,582)
     Accumulated deficit                                                         (690,903)            (634,153)
     Cumulative translation adjustment                                                (58)                 (52)
     --------------------------------------------------------------------------------------------------------------
                                                                                   65,506              109,246

-------------------------------------------------------------------------------------------------------------------
                                                                            $      94,368        $     135,830
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                        Three months ended                  Six months ended
                                                             June 30,                           June 30,
                                                      2002             2001              2002             2001
-------------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                        (Unaudited)
Revenue:
     Product                                   $     1,572      $     8,976       $     4,127     $     18,103
     Services                                        3,436            5,102             5,394            9,824
     --------------------------------------------------------------------------------------------------------------
                                                     5,008           14,078             9,521           27,927

Operating expenses:
     Cost of revenue                                 2,669            5,646             4,372           10,736
     Research and development                        4,106           11,728             9,858           22,917
     Sales and marketing                             4,342           10,594            10,718           19,623
     General and administrative                      1,546            3,997             3,946           10,583
     Depreciation                                    1,478            2,155             3,160            3,897
     Amortization of intangible assets               1,011           27,375             2,164           51,245
     Stock-based compensation:
         Cost of revenue                                54              230               200              437
         Research and development                    1,879            7,988             6,997           14,101
         Sales and marketing                           662            2,815             2,467            5,344
         General and administrative                    482            2,047             1,793            3,886
     Restructuring costs (note 8)                        -            3,433            16,987            3,433
     Write-down of fixed assets (note 8)                 -                -             4,134                -
     --------------------------------------------------------------------------------------------------------------
                                                    18,229           78,008            66,796          146,202
-------------------------------------------------------------------------------------------------------------------

Loss from operations                               (13,221)         (63,930)          (57,275)        (118,275)

Interest income, net                                   139            1,605               525            4,081

Equity in loss of affiliate                              -             (480)                -             (758)

Write-down of long-term investments                      -                -                 -           (6,250)

-------------------------------------------------------------------------------------------------------------------
Loss for the period                            $   (13,082)     $   (62,805)      $   (56,750)    $   (121,202)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share               $     (0.22)     $     (1.08)      $     (0.96)    $      (2.09)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
   used in computing basic and diluted
   loss per share (in thousands)                    59,635           57,981            59,113           57,979

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(c) CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

-------------------------------------------------------------------------------------------------------------------
                                                        Three months ended                  Six months ended
                                                             June 30,                           June 30,
                                                      2002             2001              2002             2001
-------------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                        (Unaudited)
Cash flows from operating activities:
     Loss for the period                        $  (13,082)      $  (62,805)       $  (56,750)     $  (121,202)
     Items not affecting cash:
         Depreciation and amortization               2,489           29,530             5,324           55,142
         Stock-based compensation                    3,077           13,080            11,457           23,768
         Other non-cash expenses                       (56)            (120)               82             (482)
         Write-down of long-term investments             -                -                 -            6,250
         Write-down of fixed assets                      -                -             4,134                -
         Equity in loss of affiliate                     -              480                 -              758
         Foreign exchange loss                           -               90                 -               72
     Change in operating assets and liabilities:
         Accounts receivable                         3,602           (7,359)            5,613           (5,894)
         Prepaid expenses and other receivables       (389)             478               (94)             488
         Accrued interest on short-term
           investments                                 179             (337)              157            1,166
         Accounts payable                             (714)           3,960            (1,137)           3,534
         Accrued liabilities                        (3,700)          (6,566)            5,566           (9,806)
         Deferred revenue                              172            1,218               641            1,589
     --------------------------------------------------------------------------------------------------------------
     Net cash flows used in operating activities    (8,422)         (28,351)          (25,007)         (44,617)

Cash flows from financing activities:
     Principal repayment of notes payable             (802)               -            (1,334)               -
     Issuance of common shares                          18              165               144              783
     --------------------------------------------------------------------------------------------------------------
     Net cash flows from (used in)
       financing activities                           (784)             165            (1,190)             783

Cash flows from investing activities:
     Purchase of fixed assets                         (137)          (1,514)             (338)          (4,692)
     Sale of short-term investments, net            11,269           16,672            14,944           28,492
     Restricted cash                                (2,946)               -            (2,946)               -
     Purchase of intangible and other assets          (457)               -              (457)            (592)
     Sale of long-term investments                       -            1,251                 -            1,251
     Purchase of long-term investments                   -           (2,031)                -           (9,652)
     Acquisitions                                        -                -                 -           30,248
     --------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities        7,729           14,378            11,203           45,055

Foreign exchange loss on cash held
   in foreign currency                                 (58)             (90)              (58)            (160)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and
   cash equivalents                                 (1,535)         (13,898)          (15,052)           1,061

Cash and cash equivalents, beginning
   of period                                        46,762           88,857            60,279           73,898

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $   45,227       $   74,959        $   45,227      $    74,959
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing
   and financing activities:
     Net assets acquired from acquisitions,
       less cash acquired                       $        -       $        -        $        -      $    (6,223)
     Common shares and replacement
       common shares purchase options
       issued upon acquisition of
       TANTAU Software Inc.                              -                -                 -          398,349

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(d) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

724 SOLUTIONS INC.
Consolidated Statements of Shareholders' Equity
(In thousands of U.S. dollars, except per shares amounts)

Six months ended June 30, 2002 and 2001
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                     Deferred
                                                                  stock-based
                                                                 compensation                    Cumulative           Total
                                           Common shares     related to stock     Accumulated   translation   shareholders'
                                     Number           Amount          options         deficit    adjustment          equity
---------------------------------------------------------------------------------------------------------------------------
Balances,
   December 31, 2000             39,112,975      $   357,158      $   (14,946)   $    (79,949)     $      -    $    262,263
Loss for the period                       -                -                -        (121,202)            -        (121,202)
Cumulative translation
   adjustment                             -                -                -               -          (203)           (203)
Deferred stock-based
   compensation                           -           53,280          (53,280)              -             -               -
Amortization of
   deferred stock-based
   compensation                           -                -           20,547               -             -          20,547
Issuance on
   exercise of options              844,161              748                -               -             -             748
Issuance of common
   shares                        18,264,018          356,375                -               -             -         356,375

---------------------------------------------------------------------------------------------------------------------------
Balances,
   June 30, 2001                 58,221,154      $   767,561      $   (47,679)   $   (201,151)     $   (203)   $    518,528
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Balances,
   December 31, 2001             58,375,761      $   763,033      $   (19,582)   $   (634,153)     $    (52)   $    109,246
Loss for the period                       -                -                -         (56,750)            -         (56,750)
Cumulative translation
   adjustment                             -                -                -               -            (6)             (6)
Deferred stock-based
   compensation                           -             (163)             163               -             -               -
Amortization of
   deferred stock-based
   compensation                           -                -           11,457               -             -          11,457
Issuance for cash on
   exercise of options              259,191              144                -               -             -             144
Issuance of common
   shares                         1,011,690            1,415                -               -             -           1,415

---------------------------------------------------------------------------------------------------------------------------
Balances,
   June 30, 2002                 59,646,642      $   764,429      $    (7,962)   $   (690,903)     $    (58)   $     65,506
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(e)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements
(In thousands of U.S. dollars, except per share amounts)

Three months ended June 30, 2002 and six months ended June 30, 2002
(Unaudited)

--------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION:

       The accompanying consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). Intercompany transactions and balances are eliminated on consolidation.

       The consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles, which conform, in all material respects, with U.S. generally accepted accounting principles. Unless otherwise noted, the interim financial statements follow the same accounting polices and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2001 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on March 25, 2002 and with the Securities and Exchange Commission on Form 10-K on March 29, 2002. Certain comparative figures have been reclassified to conform to the current period's presentation.

       The information furnished for the three and six months ended June 30, 2002 and June 30, 2001 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.     SIGNIFICANT ACCOUNTING POLICIES:

       The unaudited interim consolidated financial statements are based upon accounting principles consistent with those used and described in Company's audited financial statements for the year ended December 31, 2001, except the following:

       (a) Business combinations, goodwill and other intangible assets:

           In September 2001, The Canadian Institute of Chartered Accountants ("CICA") issued Handbook Sections 1581, "Business Combinations", and 3062, "Goodwill and Other Intangible Assets." The new standards require that the purchase method of accounting must be used for business combinations and require that goodwill no longer be amortized but instead be tested for impairment at least annually. The standards also specify criteria that intangible assets must meet to be recognized and reported apart from goodwill. The standards require that the value of the shares issued in a business combination be measured using the average share price for a reasonable period before and after the date the terms of the acquisition are agreed to and announced. The new standards are substantially consistent with U.S. GAAP.

           The Company has adopted these new standards as of January 1, 2002 and the Company has discontinued amortization of all existing goodwill. The Company has also evaluated existing intangible assets, including estimates of remaining useful lives, and have made the necessary reclassifications in order to conform with the new criteria.

           In connection with Section 3062's transitional goodwill impairment evaluation, the Company is required to assess whether goodwill is impaired as of January 1, 2002. Impairment is identified by the Company comparing the carrying amount of the Company's reporting units with their fair values. To the extent a reporting unit's carrying amount exceeds its fair value, the Company must perform a second step to measure the amount of impairment in a manner similar to a purchase price allocation. Under Canadian GAAP, any transitional impairment will be recognized as an effect of a change in accounting principle and will be charged to opening retained earnings as of January 1, 2002. Under U.S. GAAP, any transitional impairment will be charged to operations in the current period. The Company has completed the transitional goodwill impairment during the second quarter of 2002 and has determined that no impairment existed at the date of adoption.

       Effective January 1, 2002, the Company had unamortized goodwill of $9,097 which is no longer being amortized. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

       --------------------------------------------------------------------------------------------------------
       --------------------------------------------------------------------------------------------------------
                                                    Three months ended                 Six months ended
                                                       June 30,                            June 30,
                                                  2002             2001              2002             2001
       --------------------------------------------------------------------------------------------------------
       Loss for the period               $     (13,082)    $    (62,805)     $    (56,750)   $    (121,202)
       Add back goodwill amortization                -           24,445                 -           46,342
       --------------------------------------------------------------------------------------------------------
       Loss before goodwill
          amortization                   $     (13,082)    $    (38,360)     $    (56,750)   $     (74,860)
       --------------------------------------------------------------------------------------------------------
       --------------------------------------------------------------------------------------------------------
       Loss per share                    $       (0.22)    $      (1.08)     $      (0.96)   $       (2.09)
       --------------------------------------------------------------------------------------------------------
       --------------------------------------------------------------------------------------------------------
       Loss per share before
          goodwill amortization          $       (0.22)    $      (0.66)     $      (0.96)   $       (1.29)
       --------------------------------------------------------------------------------------------------------
       --------------------------------------------------------------------------------------------------------

       (b) Stock-based compensation and other stock-based payments:

           Effective January 1, 2002, the Company adopted the new CICA Handbook
           Section 3870, "Stock based compensation and other stock-based payments", which requires that a fair value based method of accounting be applied to all stock-based payments to non-employees and to direct awards of stock to employees. The requirements of the new standard are consistent with the Company's accounting policies for these types of transaction and are disclosed in the Company's annual consolidated financial statements. Section 3870, however, does require additional disclosures including pro forma earnings and pro forma earnings per share, which are provided in note 7.

3.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

       All short-term investments are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company owns no short-term investments that are considered to be trading securities or available-for-sale securities. The components of cash and cash equivalents and short-term investments are summarized as follows:

       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2002                 2001
       ------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents:
           Cash                                                               $    10,228          $     6,922
           Cash equivalents:
                Bearers' deposit note                                               1,994                    -
                Corporate debt                                                          -               49,000
                Government treasury bills                                           7,852                4,357
                Corporate bonds                                                     9,500                    -
                Corporate commercial paper                                         14,961                    -
                Term deposit                                                          692                    -
       ------------------------------------------------------------------------------------------------------------
                                                                              $    45,227          $    60,279
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
       Short-term investments:
           Held-to-maturity:
                Corporate commercial paper                                    $         -          $       364
                Term deposit                                                            -                2,285
                Government bond                                                     5,514                5,989
                Government treasury bills                                           3,142               19,119
                Corporate bonds                                                     5,100                1,100
       ------------------------------------------------------------------------------------------------------------
                                                                              $    13,756          $    28,857
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------

       The Company has entered into letters of credit in the aggregate amount of $2,946 (December 31, 2001 - $2,285) to guarantee payments under future contractual lease commitments. The letters of credit are secured by segregated instruments included in restricted cash on the consolidated balance sheet.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS:

       The following table represents details for the Company's total purchased intangible assets which are subject to amortization:

       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
                                                                                     Impairment
                                                                Accumulated        charge taken       Net book
       June 30, 2002                                 Gross     amortization             in 2001          value
       ------------------------------------------------------------------------------------------------------------
       Technology                              $    29,120      $    10,088         $    11,979     $    7,053
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------


       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
                                                                                     Impairment
                                                                Accumulated        charge taken       Net book
       December 31, 2001                             Gross     amortization             in 2001          value
       ------------------------------------------------------------------------------------------------------------
       Technology                              $    28,663      $     7,924         $    11,979     $    8,760
       Customer relationships                        7,120            2,301               4,819              -
       ------------------------------------------------------------------------------------------------------------
                                               $    35,783      $    10,225         $    16,798     $    8,760
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------

5.     SEGMENTED INFORMATION:

       The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable financial institutions and other customers to deliver financial information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenue and assets is set forth below:

       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
                                                         Three months ended                 Six months ended
                                                             June 30,                           June 30,
                                                      2002             2001              2002             2001
       ------------------------------------------------------------------------------------------------------------
       Net revenue by geographic location:
           North America                        $    4,641      $     8,485       $     7,924      $    18,235
           Europe                                      157            3,488               927            5,672
           Asia Pacific                                210            2,105               670            4,020
       ------------------------------------------------------------------------------------------------------------
                                                $    5,008      $    14,078       $     9,521      $    27,927
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
                                                          June 30, 2002                  December 31, 2001
       ------------------------------------------------------------------------------------------------------------
                                                                   Goodwill                           Goodwill
                                                                  and other                          and other
                                                     Fixed       intangible             Fixed       intangible
                                                    assets           assets            assets           assets
       ------------------------------------------------------------------------------------------------------------
       North America                            $    4,272      $    16,150       $    11,130      $    17,857
       Europe                                        1,090                -             1,272                -
       Asia Pacific                                    134                -               123                -
       ------------------------------------------------------------------------------------------------------------
                                                $    5,496      $    16,150       $    12,525      $    17,857
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------

       For the six months ended June 30, 2002, two customers accounted for 21% and 24% of revenue. For the six months ended June 30, 2001, two customers accounted for 14% and 21% of revenue, respectively.

6.     SHARE CAPITAL:

       (a) Stock options:

           At June 30, 2002 and December 31, 2001, there were options outstanding to acquire 3,768,443 and 7,144,314 common shares of the Company, respectively.

           The Company has excluded, from the calculation of diluted earning per share, all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic per share in the future because to do so would have been anti-dilutive.

       (b) Stock option exchange program:

           In January 2002, the Company announced a voluntary stock option exchange program that was offered to a majority of its employees, excluding directors, executive officers and other selected senior personnel. This new program offered eligible employees the opportunity to exchange, on a one-for-one basis, certain stock options, with strike prices greater than U.S. $3.00 and Cdn. $4.75, for an equal number of new options to be granted on or after August 29, 2002. This program resulted in 1,403,628 options being tendered, accepted and cancelled (1,031,416, 57,212 and 315,000 were granted under the 2000 stock options plan, the Canadian stock options plan and the TANTAU plan, respectively).

           The new options will be granted under the terms of the Company's 2000 Stock Option Plan and will have an exercise price equal to the market price of the Company's common shares on the grant date. The new options will be exercisable for a period of 10 years from the grant date and will vest 25% immediately upon grant and 25% on each subsequent anniversary of the date of grant.

           In connection with the program, the Company also announced a special grant of options to purchase an aggregate of 2,603,000 common shares to its directors, most of its officers and selected senior personnel, none of whom are eligible to participate in the voluntary stock option exchange program. The terms of the options are identical to the above-mentioned options to be granted to eligible employees.
           25% of the options will vest at the time of grant with an additional 25% vesting on each anniversary date of grant until all options are exercisable. The options are expected to be granted on or after August 29, 2002.

7.     PRO FORMA DISCLOSURE FOR STOCK-BASED COMPENSATION AND OTHER STOCK-BASED
       PAYMENTS:

       In addition to the disclosures presented in note 9(b) of the audited annual financial statements, the new Canadian stock-based compensation standard requires the disclosure of pro forma net earnings and earnings per share information as if the Company had accounted for employee stock options under the fair value method. The Company has elected to disclose pro forma net loss and pro forma net loss per share as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the pro forma disclosure of the impact of the consolidated statement of operations is presented in the table below.

       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
                                                       Three months ended                  Six months ended
                                                  June 30,         June 30,          June 30,         June 30,
                                                      2002             2001              2002             2001
       ------------------------------------------------------------------------------------------------------------
       Loss for the period - U.S. GAAP      $      (13,082)   $     (62,805)    $     (56,750)   $    (114,952)
       Compensation expense related
         to the fair value of stock options         (4,755)          (5,673)           (7,594)          (7,804)
       ------------------------------------------------------------------------------------------------------------
       Pro forma loss for the period        $      (17,837)   $     (68,478)    $     (64,344)   $    (122,756)
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------
       Pro forma loss per share:
           Basic and diluted                $        (0.30)   $       (1.18)    $       (1.09)   $       (2.12)
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------

       The fair value of each option granted in the period ended June 30, 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of zero, expected volatility of 240%, risk-free rate of return of 4.64%, and an expected life of the option of five years. The fair value of each option granted prior to January 1, 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in note 15(b) of the annual consolidated financial statements.

       The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period they occur. The weighted average grant date fair value of options issued in the three months ended June 30, 2002 was $0.87 (2001 - $9.42).

8.     RESTRUCTURING AND WRITE-DOWN OF FIXED ASSETS:

       In January 2002, the Company continued with its plan to restructure and realign its business, which included a reduction of its worldwide work force by approximately 98 people, the additional closure of redundant facilities and the write-down of unused fixed assets and inventory.

       In January 2002, the Company formalized an arrangement with Computer Sciences Corporation ("CSC"), located in Austin Texas, in which CSC will be providing application hosting services to the Company in order to support the Company's current hosting agreements until such time as such agreements are assigned to CSC. The initial term of the agreement is three years. In addition to the above transaction, CSC will license and resell 724 Solutions products to the financial services industry, at prices consistent with the Company's other resellers. 724 Solutions technology will be integrated with CSC's Hogan Systems and CAMS II (Card and Merchant System II) software products. CSC will also provide systems integration services, acting as the prime integrator for CSC clients.

       As a result of the following transactions, the Company incurred the following charges:

       ------------------------------------------------------------------------------------------------------------
                                                                            Cumulative draw down in 2002
       ------------------------------------------------------------------------------------------------------------
                              Provision at      Cumulative                                           Provision
                              December 31,    provision in                      Cash     Non-cash     June 30,
                                      2001            2002        Total     payments      charges         2002
       ------------------------------------------------------------------------------------------------------------
       Restructuring costs:
           Severance             $   2,331     $     3,691  $     6,022  $    (5,417)   $       -    $     605
           Lease exit costs          6,593           4,801       11,394       (3,053)      (1,781)       6,560
           Hosting                       -           5,747        5,747       (1,892)       1,691        5,546
           Write-down
              of inventory               -           2,748        2,748            -       (2,748)           -
       ------------------------------------------------------------------------------------------------------------
                                     8,924          16,987       25,911      (10,362)      (2,838)      12,711
       Write-down of
         fixed assets                    -           4,134        4,134            -       (4,134)          -
       ------------------------------------------------------------------------------------------------------------
                                 $   8,924     $    21,121  $    30,045  $   (10,362)   $  (6,972)   $  12,711
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------

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

         Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Regarding Forward-Looking Statements."

OVERVIEW

         We are a leading global provider of Internet infrastructure software that enables the delivery of secure applications and mobile transaction solutions across a wide range of Internet-enabled devices. We were incorporated in 1997, and introduced our initial financial services products in 1999. Since that time, we have also begun to offer brokerage, credit card, payments and alerts solutions, in a variety of languages and currencies around the world. Our suite of products and services enables companies to capitalize on the mobile Internet by building, deploying and integrating personalized and secure mobile payments and applications. In 2001, we extended our solutions to the mobile operator market, leveraging our Alerts Solutions, 724 Frameworks and Secure Payment Solutions. With critical security features built in, our Wireless Internet Platform, 724 Frameworks and solutions can be quickly implemented and integrated with existing systems and scaled or expanded to accommodate future growth. In addition, our customers are able to rapidly introduce services with ended-to-end customer support through Computer Sciences Corporation, our preferred hosting partner.

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

DEVELOPMENTS IN 2002

RESTRUCTURING AND OTHER CHARGES

         In January 2002 we continued our cost reduction initiative which began in 2001. The additional cost realignment is critical to our plan to achieve operational profitability. This restructuring included a reduction of our worldwide work force by approximately 98 people, the additional closures of redundant facilities, write-down of inventory assets that are no longer part of our future strategy and write-down of additional unused fixed assets. In addition, as part of our reorganization, in January 2002, we formalized our plan to discontinue hosting services though forming an alliance with Computer Sciences Corporation ("CSC"), located in Austin, Texas. CSC will be providing us with application hosting services in order to support our current hosting agreements until such time as such agreements are assigned to CSC. As a result of these transactions, we recorded $17.0 million in restructuring charges and $4.1 million relating to the write-down of redundant fixed assets.

STOCK OPTION EXCHANGE PROGRAM

         In January 2002, in recognition that a large percentage of our outstanding options had exercise prices that are significantly higher than the current prices at which our common shares trade on the Nasdaq National Market and The Toronto Stock Exchange, we initiated a voluntary stock option exchange program that was offered to a majority of our employees, excluding directors, executive officers and selected senior personnel. Approximately 1.4 million options were tendered, accepted and cancelled under this program. Exchanged options are expected to be granted under this program in or about August 2002. In connection with this program we announced a special grant of options for those who are ineligible to participate in the option exchange program. We recorded approximately $1.4 million in stock compensation expense during the first quarter of 2002 related to the immediate recognition of deferred stock-based compensation for those employees who chose to tender their options. The stock option exchange program is not expected to result in additional compensation charges or variable award accounting.

CRITICAL ACCOUNTING POLICIES

         We periodically review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosure system provide accurate and transparent information relative to the current economic and business environment. As part of the process, we have reviewed our selection, application and communication of critical accounting polices and financial disclosures. We have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting polices are described in Note 2 to our interim quarterly financial statements for the three and six months ended June 30, 2002, which is set forth in this report, and Note 2 to our audited annual consolidated financial statements, which is set forth in our annual report on form 10-K, which we encourage you to read.

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

PRODUCT REVENUE

Product revenue consists of the following:

     o Fixed License Fee - one-time license fee for a fixed number or copies of unlimited use of the software, in exchange for a license with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter, provided that we have vendor specific objective evidence of fair value and our revenue recognition criteria are met.

     o Variable License Fee Arrangement - variable license fees based on a per user fee with specified quarterly minimum payments. We typically provide discounts and/or maximum quarterly payments to our customers based on the number of their customers using our applications. We recognize revenue from these contracts on a quarterly basis as the amount is determined. Our revenue under this model will vary with the number of our customer's end-users. To date, we have not received revenues from user fees in excess of any minimum payments. However, over time, we believe that these fees will grow if our customers rollout services based upon our solution to a substantial number of their customers.

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

         During the first six months of 2002, our revenues began to include solution sales in addition to our current software and services models. The key distinguishing factors between what we consider to be a solutions sale versus a software and services sale are the increased dollar values for services compared to software and the nature of the services contracted, being customized code and more complex interfaces as opposed to installation services. In addition, we may maintain a large amount of risk related to the success of our solutions sales agreements. These risks may be in the form of significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to expectations. Recognition of revenue from such contracts will primarily be based on the percentage of work completed method based either on inputs or on outputs, depending upon the terms of the specific contracts. We expect that revenue will be deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such contracts. Accordingly, there will likely be an increase in the time between when the contract is signed and when we record the revenue.

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

SERVICE REVENUE

IMPLEMENTATION AND CUSTOMER SERVICE FEES

         Revenue from implementation and customer services include fees for implementation of our product offerings, consulting and training services. In 2002, services revenue also included fees earned from consulting projects, which required us to build customized code and more complex interfaces as opposed to installation services. Customers are charged a fee based on time and expenses. Revenue from implementation and customer service fees is recognized as the services are performed or deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such contracts.

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

HOSTING FEES

         We no longer intend to provide hosting services directly, but instead have arranged an alliance with CSC, whereby CSC is our preferred hosting partner for future customer deployments where hosting may be required. For our existing hosting customers, we typically charge customers a monthly flat fee or a monthly fee based on the number of users. The monthly fees are recognized on a monthly basis.

         For a more detailed description of revenue recognition polices, refer to note 2 (c) of our annual audited consolidated financial statements for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

         Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted principles.

REVENUE

PRODUCT REVENUE

         In the three months ended June 30, 2002, product revenue decreased to $1.6 million from $9.0 million for the same period in 2001. In the six months ended June 30, 2002, product revenue decreased to $4.1 million from $18.1 million for the corresponding period in 2001. Due to poor economic conditions, we experienced reluctance in our customers' willingness to make large upfront commitments on license fees. We expect product revenue to be lower than in prior periods until the economy recovers and our customers begin to increase their level of capital expenditures.

SERVICE REVENUE

         Service revenue decreased to $3.4 million for the three months ended June 30, 2002 compared to $5.1 million in 2001. Service revenue decreased to $5.4 million for the six months ended June 30, 2002 from $9.8 million in 2001. The decrease in service revenue is due to the reduced number of projects our customers were implementing and continuing of general weakness in the economy.

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

         Cost of revenue was $2.7 million and $4.4 million for the three months and six months ended June 30, 2002, respectively, compared to $5.6 million and $10.7 million for the comparative periods in 2001. The main reason for the decrease is because in 2002, as a result of our restructuring efforts and realigning of our business, we employed fewer professional services personnel than we did in 2001. Cost of revenue as percentage of revenues was 53% and 46% for the three months and six months ended June 30, 2002, respectively compared to 40% and 38% for the comparative periods in 2001. The increase in these percentages is primarily a result of our reduced revenue in the first and second quarters of 2002 compared to 2001.

RESEARCH AND DEVELOPMENT

         Research and development expenses include the compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

         Research and development (R&D) decreased to $4.1 million and $9.9 million for the three months and six months ended June 30, 2002 respectively, compared to $11.7 million and $22.9 million for the comparative periods in 2001. The decrease in this expense is a result of our 2001 restructuring initiative in which we reduced our R&D headcount and developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. We will also continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 82% and 104% for the three months and the six months ended June 20, 2002, respectively, compared to 83% and 82% for the same periods in 2001. The increase in these percentages, in the six months ended June 30, 2002, is primarily a result of our reduced revenue in the first and second quarters of 2002 compared to 2001.

SALES AND MARKETING

         Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

         Sales and marketing (S&M) expenses were $4.3 and $10.7 million for the three and six months ended June 30, 2002 respectively, compared to $10.6 million and $19.6 million for the comparative periods in 2001. The decrease is a result of the reduced number of our worldwide sales and marketing personnel and reduced spending on discretionary marketing programs as part of our restructuring efforts in 2001 and in January 2002, in reaction to the downturn in economic conditions in our target markets. We will continue to monitor our pace of marketing expenditures to help ensure that they remain aligned with the opportunities that we have targeted as well as prevailing market conditions. S&M expenses, as a percentage of revenues, increased to 87% and 113% in the three and six months ended June 30, 2002 respectively from 75% and 70% in the comparative periods in 2001. The increase in these percentages is primarily a result of our reduced revenue in the first and second quarters of 2002 compared to 2001.

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

         Our G&A expenses decreased to $1.5 million and $3.9 million for the three months and six months ended June 30, 2002 respectively compared to $4.0 million and $10.6 million for the comparative periods in 2001. The decrease in G&A expenses reflected our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient in order to support our business in the current market environment. G&A expenses as a percentage of revenues increased slightly to 31% and 41% for the three months and six months ended June 30, 2002 from 28% and 38% for the comparative periods in 2001. The increase in these percentages is a result of our reduced revenue in the first and second quarters of 2002 compared to 2001.

DEPRECIATION AND AMORTIZATION

         Depreciation expense was $1.5 million and $3.2 million in the three months and six months ended June 30, 2002 compared to $2.2 million and $3.9 million in the comparative periods in 2001. The decrease is a result of the decommissioning of our redundant fixed assets and reductions in our capital expenditure budgets as part of our restructuring initiatives.

         Amortization expense decreased to $1.0 million and $2.2 million for the three and six months ended June 30, 2002, respectively compared to $27.4 million and $51.2 million in the comparative periods in 2001. The decrease is attributable to lower amortization as a result of the write-down of intangible and other assets in fiscal 2001 and our adoption SFAS No.142 and CICA Handbook section 3062, which require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002. The amortization in 2002 represents the amortization of acquired technology, which will be amortized over a period of two to five years. See "Recent Accounting Principles."

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

         Stock-based compensation decreased to $3.1 million and $11.5 million for the three and six months ended June 30, 2002, respectively compared to $13.1 million and $23.8 million in the comparative periods in 2001. Stock-based compensation expense decreased in the current year mainly as a result of the immediate recognition of deferred stock-based compensation related to terminated employees who were a part of our restructuring plan.

RESTRUCTURING COSTS

         With the downturn in general economic conditions, in the second quarter of 2001 we began to work to identify areas to reduce costs by eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. As a result, in the six months ended June 30, 2001 we recorded $3.4 million in restructuring costs. We continued with this restructuring in the second half of 2001 continuing to January 2002. As a result, for the six months ended June 30, 2002, we recorded a restructuring charge of $17.0 million relating to fees to be paid to CSC to assume the obligation to provide services under our contracts, employee severance, lease costs for the closing of several of our offices and the write-down of inventory assets that are no longer a part of our current business strategy. In addition, we recorded $4.1 million relating to the decommissioning of our redundant fixed assets and $3.2 million relating to the immediate recognition of deferred stock based compensation expenses relating to employees whose stock options vested upon termination of their employment. Included in our "Accrued Liabilities" is approximately $12.7 million in restructuring reserve relating to unpaid severance costs, lease exit costs and expected fees to be paid to CSC. See note 8 to our interim consolidated financial statements.

WRITE-DOWN OF FIXED ASSETS

         For the six months ended June 30, 2002, we recorded a charge of $4.1 million related to the write-down of fixed assets that are redundant as a result of our restructuring.

INTEREST INCOME

         Interest income decreased to $139,000 and $525,000 for the three and six months ended June 30, 2002, respectively, compared to $1.6 million and $4.1 million in the comparative periods in 2001. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income is net of interest expense relating to our loan from Comdisco. Interest income mainly, decreased in 2002 compared to 2001 because we have reduced holdings of cash and cash equivalent balances and short-term investments. We anticipate that we will receive reduced rates of interest, versus a year ago, on these assets during the current year compared to the year ended December 31, 2001.

EQUITY IN LOSS OF AFFILIATE

         We own 24.9% of the equity of Maptuit, as at June 30, 2002. We account for our investment in Maptuit using the equity method, which requires us to adjust our original cost of investment for our share of post-acquisition income and losses, less dividends only to the extent that the carrying value of the investment is no less than zero. As at December 31, 2001, the carrying value of Maptuit was zero, therefore we did not record additional losses of Maptuit for the three and six months ended June 30, 2002, compared to a loss of $480,000 and $758,000 for the three and six months ended June 30, 2001.

NET LOSS

         Our net loss decreased to $13.1 million and $56.8 million for the three and six months ended June 30, 2002 respectively, compared to $62.8 million and $121.2 million in the comparative periods in 2001. Our net loss decreased mainly because we have substantially reduced our operating expenses as a result of our restructuring initiatives and have reduced amortization expenses, due to the fact that we no longer amortize goodwill under SFAS No. 142 and CICA Handbook section 3062. If SFAS No. 142 and CICA Handbook section 3062 had been adopted for the period three months and six months ended June 30, 2001, the loss would have been $38.4 million and $74.9 million respectively. We expect that the future cost savings due to our restructuring in January 2002 will result in further reductions in salary, benefits and infrastructure costs.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities decreased to $8.4 million and $25.0 million for the three and six months ended June 30, 2002 compared to $28.4 million and $44.6 million for the comparative periods in 2001. The main reason for the decrease is because we have less operating expenses as a result of our restructuring efforts. Net cash used in operating activities for the second quarter of 2002 consisted mainly of our net loss of $13.1 million, offset by depreciation and amortization of $2.5 million, stock-based compensation expense of $3.1 million and a cash outflow from working capital of $850,000.

         As at June 30, 2002, we had commitments to make $8.0 million in minimum lease payments, until the year 2005, relating to our facilities and equipment rentals. As a result of our restructuring initiative, we have vacated some of our premises. We have been successful in reducing our total future lease commitments with our landlords, for some of our locations, and we have plans in place to renegotiate the remaining leases and/or sublease these premises to reduce our future commitments. However, we cannot provide any assurances that such plans will be successful.

         Cash used in financing activities was $784,000 and $1.2 million for the three and six month periods ending June 30, 2002, respectively compared to a cash inflow from financing activities of $165,000 and $783,000 in the comparative periods in 2001. The decrease in 2002 compared to 2001 is because in 2002, we were obligated to make principal payments on our loan and we received reduced proceeds from the exercise of stock options. As at June 30, 2002 we are obligated to pay approximately $2.4 million in principal and interest related to this loan, with the final payment on February 1, 2003.

         Cash used in investing activities, before the sale of short-term investments and business acquisitions, was $3.5 million for the three months ended June 30, 2002 compared to $2.3 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 it was $3.7 million compared to $13.7 million in the six months ended June 30, 2001. The main reason for the decrease for the six months ended June 30, 2002 compared to 2001 is due to the fact that we have significantly reduced our capital assets budget and because we have limited the extent to which we invest in other companies. Included in the cash outflow from investing activities for the three and six months June 30, 2002 is a restricted cash of $2.9 million related to letters of credit we entered into to guarantee payments under future contractual lease commitments as part of our agreements with our landlords to reduce the total payments under the original leases.

         In total, cash used for the three months ended June 30, 2002 was $13.0 million and $30.1 million for the six months ended June 30, 2002. Due to the operational savings that we expect to achieve as a result of our restructuring, we expect that cash from operations, interest income and our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.

RECENT ACCOUNTING PRINCIPLES

US GAAP

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of business combination initiated after June 30, 2001 for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is no longer permitted. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that all goodwill no longer be amortized to earnings, but instead be periodically reviewed for impairment. SFAS No.142 must be adopted with fiscal years beginning after December 15, 2001.

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

Information Regarding Forward-Looking Statements

         This report contains statements of a forward-looking nature. These statements are made under the U.S. Private Securities Litigation Reform Act of 1995. These statements include the statements herein regarding our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; our plans to operate in the mobile operator market; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our expected date of stock option issuance in connection with our stock option initiatives; and the anticipated impact of changes in applicable accounting rules.

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

         GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS. Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market our primary target markets of financial institutions and mobile network operators. As economic activity slowed in these markets during 2001, our customers deferred their spending on our products and our sales cycle began to lengthen significantly as potential customers began to reduce their spending commitments, including their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. For example, in July 2002, Bank of Montreal, one of our initial customers, ceased offering its Veev banking and brokerage service. As a result of these factors, our revenues began to decline in 2001. If general economic conditions continue to be adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

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

         INVESTMENTS IN NEW TECHNOLOGIES. During fiscal 2001, we have made significant investments in new technologies, to help expedite customer adoption of our solutions, including interactive voice response technology, technologies relating to short messaging services and technology to allow mobile applications to be executed with real-time interaction. In accordance with our accounting policy, we review the carrying value of these technologies, considering key factors such as our estimate of customer demand for these technologies and the technologies' fit with our product strategy. For six months ended June 30, 2002, we recorded a charge of $2.7 million relating to our decision not to use certain inventory that we purchased to resell to our customers. In the future, if there are any circumstances in which there is a decline in the carrying value of our other new technologies, for example, if we decide not to pursue these technologies if we determine that customer demand for them is not substantial, we may need to record additional charges.

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

         NASDAQ LISTING. Our common shares trade on the Nasdaq National Market, which has a number of compliance requirements for continued listing. One of these requirements is that the market price of our common shares must be at least US$1.00 for a specified period of time. We have been notified by Nasdaq that we are not currently in compliance with this standard. If we do not meet this requirement on or prior to September 10, 2002, the date by which Nasdaq has required that we regain compliance, we intend to apply for listing on the Nasdaq SmallCap Market. We continue to meet all requirements for trading on the Toronto Stock Exchange, and if our listing on the Nasdaq SmallCap Market also does not succeed, we expect to qualify for trading on the Over-the-Counter-Bulletin-Board. If we are delisted from the Nasdaq National Market, there would likely be a reduction in the liquidity of our common shares and a further adverse effect on their trading price. Lack of liquidity would also make it more difficult for us to raise capital in the future, effect acquisitions or other strategic transactions, and to retain our personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INTEREST RATE EXPOSURE

         As of June 30, 2002 we had approximately $61.9 million in cash, cash equivalents, short-term investments and restricted cash of which $13.8 million consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

         Our functional currency is the U.S. dollar. The majority of our non-US dollar denominated expenses are incurred in Canadian dollars, although with the purchase of TANTAU, an increased proportion are incurred in Euros and other European currencies. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three month period ended June 30, 2002, we incurred unrealized foreign currency gains relating to the translation of our non-US denominated monetary assets and liabilities of approximately $127,000. In the future, we may seek to minimize this risk by hedging our known exposures, such as salaries, rent and other payments. We will account for any arrangements of this kind according to Financial Accounting Standard 133.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual and Special Meeting of Shareholders (the "Meeting") was held on April 25, 2002. The following matters were submitted to our shareholders for their vote, and the results of the vote taken at the Meeting were as follows:

1. Each of our current directors standing for reelection was reelected for a one year term.

(a)  Gregory Wolfond:         31,075,763 votes for;  1,251,536 votes withheld;    0 broker held non-voted shares;
(b)  John Sims:               31,070,866 votes for;  1,256,433 votes withheld;    0 broker held non-voted shares;
(c)  Christopher E. Erickson: 31,079,473 votes for;  1,247,826 votes withheld;    0 broker held non-voted shares;
(d)  Lloyd F. Darlington:     31,078,623 votes for;  1,248,676 votes withheld;    0 broker held non-voted shares;
(e)  James D. Dixon:          32,290,406 votes for;  36,893 votes withheld;       0 broker held non-voted shares;
(f)  Holger Kluge:            32,290,044 votes for;  37,255 votes withheld;       0 broker held non-voted shares;
(g)  Barry Reiter:            31,079,898 votes for;  1,247,401 votes withheld;    0 broker held non-voted shares;
(h)  Joseph Aragona:          32,286,109 votes for;  41,190 votes withheld;       0 broker held non-voted shares; and
(i)  Charles Goldman:         32,290,069 votes for;  37,230 votes withheld;       0 broker held non-voted shares;


2. The appointment of KPMG LLP, Chartered Accountants, as our independent auditors for fiscal 2002 and the authorization of our Board of Directors to fix the remuneration of the auditors.

32,250,284 votes for;         22,517 votes against;     9,629 abstentions; and
                       0 broker held non-voted shares.


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


    SIGNATURES                     TITLES                             DATE
    ----------                     ------                             ----

 /s/ John J. Sims         Chief Executive Officer (principal     August 14, 2002
---------------------     executive officer)
 John J. Sims

 /s/ Karen Basian         Chief Financial Officer (principal     August 14, 2002
---------------------     financial and accounting officer)
Karen Basian