Form 10-Q
period 2002-09-30
724 SOLUTIONS INC
filed 2002-11-14
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002 or

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

                         10 YORK MILLS ROAD, THIRD FLOOR
                            TORONTO, ONTARIO, M2P 2G4
                (Former Address, if Changed Since Last Report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                               --    --

     Common Shares, no par value - 59,646,642 shares outstanding as of November 13, 2002.

                               724 SOLUTIONS INC.



                                TABLE OF CONTENTS

Part I.  Financial Information

         Item 1.  Financial Statements

                  a)  Consolidated Balance Sheets ..................................................1

                  b)  Consolidated Statements of Operations ........................................2

                  c)  Consolidated Statements of Shareholders' Equity ..............................3

                  d)  Consolidated Statements of Cash Flows ........................................4

                  e)  Notes to Consolidated Financial Statements ...................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................30

         Item 4.  Controls and Procedures .........................................................31



Part II.  Other Information

         Item 1.  Legal Proceedings ...............................................................32

         Item 2.  Changes in Securities ...........................................................32

         Item 3.  Defaults Upon Senior Securities .................................................32

         Item 4.  Submission of Matters to a Vote of Security Holders .............................32

         Item 5.  Other Information ...............................................................33

         Item 6.  Exhibits and Report on Form 8-K .................................................33

Signatures ........................................................................................34

Certifications ....................................................................................34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
(A) CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

                                                 September 30,    December 31,
                                                          2002            2001
                                                 -------------    ------------
                                                   (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents (note 3)              $  26,103       $  60,279
     Short-term investments (note 3)                    16,709          28,857
     Restricted cash (note 3)                              962              --
     Accounts receivable - trade, net of allowance
       of $105 (December 31, 2001 - nil)                 2,304           8,335
     Prepaid expenses and other receivables              1,485           2,630
                                                     ---------       ---------
                                                        47,563         100,101

Fixed assets                                             2,157          12,525
Investments (note 4)                                        67           5,347
Goodwill on business combinations (note 2)               9,097           9,097
Other intangible assets (notes 2 and 5)                  6,042           8,760
                                                     ---------       ---------
                                                     $  64,926       $ 135,830
                                                     ---------       ---------
                                                     ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $     845       $   2,728
     Accrued liabilities                                12,811          15,667
     Notes payable                                       1,472           3,394
     Deferred revenue                                    1,254           1,386
     Deferred consideration                              1,414           1,414
                                                     ---------       ---------
                                                        17,796          24,589

Leasehold inducements                                        8             284
Notes payable, net of current portion                       --             296
Deferred consideration, net of current portion              --           1,415

Shareholders' equity:
     Share capital (note 7):
       Authorized:
         Unlimited preferred shares
         Unlimited common shares
       Issued and outstanding:
         59,646,642 common shares
           (December 31, 2001 - 58,375,761)            764,429         763,033
     Deferred stock-based compensation                  (4,885)        (19,582)
     Accumulated deficit                              (712,373)       (634,153)
     Cumulative translation adjustment                     (49)            (52)
                                                     ---------       ---------
                                                        47,122         109,246
                                                     ---------       ---------
                                                     $  64,926       $ 135,830
                                                     ---------       ---------
                                                     ---------       ---------

See accompanying notes to consolidated financial statements.

(B) CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)


                                            Three months ended         Nine months ended
                                               September 30,              September 30,
                                             2002         2001         2002         2001
                                             ----         ----         ----         ----
                                                  (Unaudited)              (Unaudited)
Revenue:
   Product                              $   1,743    $   6,614    $   5,870    $  24,717
   Services                                 3,809        3,427        9,203       13,251
                                        ---------    ---------    ---------    ---------
                                            5,552       10,041       15,073       37,968

Operating expenses:
   Cost of revenue                          1,225        4,232        5,597       14,968
   Research and development                 3,761        9,308       13,619       32,225
   Sales and marketing                      3,819        9,751       14,537       29,374
   General and administrative               1,708        2,416        5,654       12,999
   Depreciation                             1,334        2,422        4,494        6,319
   Amortization of intangible assets        1,011       26,964        3,175       78,209
   Stock-based compensation:
      Cost of revenue                          54         (171)         254          266
      Research and development              1,879        8,326        8,876       22,427
      Sales and marketing                     662        2,804        3,129        8,148
      General and administrative              482        2,757        2,275        6,643
   Restructuring costs (note 9)             3,662         --         20,649        3,433
   Write-down of fixed assets and
     goodwill (note 9)                      2,205      321,461        6,339      321,461
                                        ---------    ---------    ---------    ---------
                                           21,802      390,270       88,598      536,472
                                        ---------    ---------    ---------    ---------

Loss from operations                      (16,250)    (380,229)     (73,525)    (498,504)

Interest income, net                           60        1,101          585        5,182

Equity in loss of affiliate                  --           (420)        --         (1,178)
                                        ---------    ---------    ---------    ---------

Loss before write-down of long-term
  investments                             (16,190)    (379,548)     (72,940)    (494,500)

Write-down of long-term investments        (5,280)      (7,750)      (5,280)     (14,000)

                                        ---------    ---------    ---------    ---------
Loss for the period                     $ (21,470)   $(387,298)   $ (78,220)   $(508,500)
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------

Basic and diluted loss per share        $   (0.36)   $   (6.64)   $   (1.32)   $   (8.98)
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------

Weighted average number of shares
  used in computing basic and diluted
  loss per share (in thousands)            59,647       58,317       59,295       56,624
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------


See accompanying notes to consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. dollars, except per shares amounts)

Nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

                                                       Deferred
                                                    stock-based
                                                   compensation                   Cumulative            Total
                                 Common shares       related to   Accumulated    translation     shareholders'
                              Number       Amount stock options       deficit     adjustment           equity
                              ------       ------ -------------       -------     ----------           ------

Balances,
   December 31, 2000      39,112,975   $  357,158    $  (14,946)   $  (79,949)   $     --          $  262,263
Loss for the period             --           --            --        (121,202)         --            (121,202)
Cumulative translation
   adjustment                   --           --            --            --            (203)             (203)
Deferred stock-based
   compensation                 --         53,280       (53,280)         --            --                --
Amortization of
   deferred stock-based
   compensation                 --           --          20,547          --            --              20,547
Issuance on
   exercise of options       844,161          748          --            --            --                 748
Issuance of common
   shares                 18,264,018      356,375          --            --            --             356,375
                          ----------   ----------    ----------    ----------    ----------        ----------
Balances,
   September 30, 2001     58,221,154   $  767,561    $  (47,679)   $ (201,151)   $     (203)       $  518,528
                          ----------   ----------    ----------    ----------    ----------        ----------
                          ----------   ----------    ----------    ----------    ----------        ----------

Balances,
   December 31, 2001      58,375,761   $  763,033    $  (19,582)   $ (634,153)   $      (52)       $  109,246
Loss for the period             --           --            --         (78,220)         --             (78,220)
Cumulative translation
   adjustment                   --           --            --            --               3                 3
Deferred stock-based
   compensation                 --           (163)          163          --            --                --
Amortization of
   deferred stock-based
   compensation                 --           --          14,534          --            --              14,534
Issuance for cash on
   exercise of options       259,191          144          --            --            --                 144
Issuance of common
   shares                  1,011,690        1,415          --            --            --               1,415
                          ----------   ----------    ----------    ----------    ----------        ----------
Balances,
   September 30, 2002     59,646,642   $  764,429    $   (4,885)   $ (712,373)   $      (49)       $   47,122
                          ----------   ----------    ----------    ----------    ----------        ----------
                          ----------   ----------    ----------    ----------    ----------        ----------

See accompanying notes to consolidated financial statements.

(D) CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

                                                     Three months ended        Nine months ended
                                                        September 30,             September 30,
                                                        2002         2001          2002        2001
                                                        ----         ----          ----        ----
                                                         (Unaudited)               (Unaudited)
Cash flows from operating activities:
   Loss for the period                             $ (21,470)   $(387,298)   $ (78,220)   $(508,500)
   Items not affecting cash:
      Depreciation and amortization                    2,345       29,386        7,669       84,528
      Stock-based compensation                         3,077       13,716       14,534       37,484
      Other non-cash expenses                            (54)         512          (40)         133
      Write-down of long-term investments              5,280        7,750        5,280       14,000
      Write-down of fixed assets                       2,205         --          6,339         --
      Write-down of intangible and
         other assets                                   --        321,461         --        321,461
      Equity in loss of affiliate                       --            420         --          1,178
      Foreign exchange loss                             --           --           --             72
   Change in operating assets
     and liabilities:
      Accounts receivable                                418       (2,769)       6,031       (8,664)
      Prepaid expenses and
        other receivables                              1,239         (570)       1,145          (41)
      Accrued interest on short-term
        investments                                      189          706          346        1,872
      Accounts payable                                  (746)      (4,623)      (1,883)      (1,064)
      Accrued liabilities                             (8,422)      (1,723)      (2,856)     (11,519)
      Deferred revenue                                  (773)      (2,441)        (132)        (852)
                                                   ---------    ---------    ---------    ---------
   Net cash flows used in operating activities       (16,712)     (25,473)     (41,787)     (69,912)

Cash flows from financing activities:
   Principal repayment of notes payable                 (884)        (259)      (2,218)        (259)
   Issuance of common shares                            --             97          145          880
                                                   ---------    ---------    ---------    ---------
   Net cash flows from (used in)
     financing activities                               (884)        (162)      (2,073)         621

Cash flows from investing activities:
   Purchase of fixed assets                             (363)      (5,299)        (701)     (10,032)
   Sale of short-term investments                     (3,101)      47,800       11,843       76,156
   Restricted cash                                     1,984         --           (962)        --
   Purchase of intangible and other assets              --           (422)        (457)      (1,014)
   Sale of long-term investments                        --          1,137         --           --
   Purchase of long-term investments                    --           --           --         (7,264)
   Acquisitions                                         --           --           --         30,248
                                                   ---------    ---------    ---------    ---------
   Net cash flows from (used in)
     investing activities                             (1,480)      43,216        9,723       88,094

Foreign exchange loss on cash held
  in foreign currency                                    (48)         229          (39)          68
                                                   ---------    ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents     (19,124)      17,810      (34,176)      18,871

Cash and cash equivalents, beginning of period        45,227       74,959       60,279       73,898
                                                   ---------    ---------    ---------    ---------

Cash and cash equivalents, end of period           $  26,103    $  92,769    $  26,103    $  92,769
                                                   ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------

Supplemental cash flow information:
   Interest received                               $     324    $   1,303    $   1,007    $   6,150
   Interest paid                                          51          215           42           42

Supplemental disclosure of non-cash
  investing and financing activities:
   Net assets acquired from acquisitions,
     less cash acquired                                 --           --           --         (6,223)
   Common shares and replacement
     common shares purchase options
     issued upon acquisition of
     TANTAU Software Inc.                               --           --           --        398,349

See accompanying notes to consolidated financial statements.

(E) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------


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

       The information furnished for the three and nine months ended September 30, 2002 and September 30, 2001 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued) (In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------


 2.    SIGNIFICANT ACCOUNTING POLICIES:

       The unaudited interim consolidated financial statements are based upon accounting principles consistent with those used and described in the Company's audited financial statements for the year ended December 31, 2001, except the following:

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued) (In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           Effective January 1, 2002, the Company had unamortized goodwill of $9,097 which is no longer being amortized. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

                           Three months ended         Nine months ended
                              September 30,              September 30,
                            2002         2001         2002          2001
                            ----         ----         ----          ----
                               (Unaudited)                (Unaudited)
Loss for the period     $  (21,470)   $(387,298)   $  (78,220)   $(508,500)
Goodwill amortization         --         24,255          --         70,597

                        ----------    ---------    ----------    ---------
Loss before goodwill
  amortization          $  (21,470)   $(363,043)   $  (78,220)   $(437,903)
                        ----------    ---------    ----------    ---------
                        ----------    ---------    ----------    ---------

Loss per share          $    (0.36)   $   (6.64)   $    (1.32)   $   (8.98)
                        ----------    ---------    ----------    ---------
                        ----------    ---------    ----------    ---------

Loss per share before
  goodwill amortization $    (0.36)   $   (6.23)   $    (1.32)   $   (7.73)
                        ----------    ---------    ----------    ---------
                        ----------    ---------    ----------    ---------



(b) Stock-based compensation and other stock-based payments:

     Effective January 1, 2002, the Company adopted the new CICA Handbook
     Section 3870, "Stock-based compensation and other stock-based payments", which requires that a fair value-based method of accounting be applied to all stock-based payments to non-employees and to direct awards of stock to employees. The requirements of the new standard are consistent with the Company's accounting policies for these types of transactions, as disclosed in the Company's annual consolidated financial statements. Section 3870, however, does require additional disclosures, including pro forma earnings and pro forma earnings per share, which are provided in note 7.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued) (In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------


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

                                        September 30,   December 31,
                                                 2002           2001
                                        -------------   ------------
                                          (Unaudited)
       Cash and cash equivalents:
          Cash                                $ 9,460        $ 6,922
          Cash equivalents:
             Corporate debt                      --           49,000
             Government treasury bills          5,421          4,357
             Corporate bonds                   11,000           --
             Term deposit                         222           --
                                              -------        -------
                                              $26,103        $60,279
                                              -------        -------
                                              -------        -------

       Short-term investments:
          Held-to-maturity:
          Corporate commercial paper          $  --          $   364
             Term deposit                       1,892          2,285
             Government bond                     --            5,989
             Government treasury bills          5,076         19,119
             Corporate bonds                    9,741          1,100
                                              -------        -------
                                              $16,709        $28,857
                                              -------        -------
                                              -------        -------


       The Company has entered into letters of credit in the aggregate amount of $962 (December 31, 2001 - $2,285). This letter of credit is secured by segregated instruments included in restricted cash on the consolidated balance sheets.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 4. WRITE-DOWN OF LONG-TERM INVESTMENTS:

       In the three months ended September 30, 2002, the Company performed a review of its long-term investments. Due to adverse changes in operating market conditions, several of the Company's long-term investments in other companies have experienced a significant other than temporary decline in their values. In order to determine the amount of the write-down, the Company assessed the fair market value of its investments and compared it to the investments carrying value. The fair market value of these investments were based on a combination of the following:

       (a) values indicated by recent rounds of financing in the investee company;

       (b) effects of dilution and loss of liquidation preferences related to the Company's holdings resulting from recent rounds of financings for which the Company did not participate;

       (c) valuations performed by the investee company or venture capitalists if the invested company is seeking a round of financing; and

       (d) changes in the market value of the investment relative to industry indices.

       For the three months ended September 30, 2002, the Company recorded $5,280 as an other than temporary decline in value.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 5.    OTHER INTANGIBLE ASSETS:

       The following table represents details for the Company's total purchased intangible assets which are subject to amortization:

                                                                             Impairment
                                                            Accumulated     charge taken     Net book
       September 30, 2002 (Unaudited)             Gross    amortization          in 2001        value
       ------------------------------             -----    ------------          -------        -----

       Technology                              $ 29,120         $11,099         $ 11,979      $ 6,042
                                               --------         -------         --------      -------
                                               --------         -------         --------      -------



                                                                              Impairment
                                                            Accumulated     charge taken     Net book
       December 31, 2001                          Gross    amortization          in 2001        value
       ------------------------------             -----    ------------          -------        -----

       Technology                              $ 28,663         $ 7,924         $ 11,979      $ 8,760
       Customer relationships                     7,120           2,301            4,819            -
                                               --------         -------         --------      -------
                                               $ 35,783         $10,225         $ 16,798      $ 8,760
                                               --------         -------         --------      -------
                                               --------         -------         --------      -------

 6.    SEGMENTED INFORMATION:

       The Company operates in a single reportable operating segment, that is, the design and delivery of an internet infrastructure platform and related applications that enable financial institutions and mobile operators and other customers to deliver financial information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenue and assets is set forth below:

                                                     Three months ended             Nine months ended
                                                        September 30,                  September 30,
                                                     2002           2001           2002           2001
                                                     ----           ----           ----           ----
                                                         (Unaudited)                   (Unaudited)

       Net revenue by geographic location:
       North America                              $ 4,729        $ 8,773        $12,653        $27,008
       Europe                                         642            382          1,569          6,054
       Asia Pacific                                   181            886            851          4,906
                                                  -------        -------        -------        -------
                                                  $ 5,552        $10,041        $15,073        $37,968
                                                  -------        -------        -------        -------
                                                  -------        -------        -------        -------

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued) (In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

 6.    SEGMENTED INFORMATION (CONTINUED):


                              September 30, 2002             December 31, 2001
                              ------------------             -----------------
                                          Goodwill                      Goodwill
                                         and other                     and other
                              Fixed     intangible          Fixed     intangible
                             assets         assets         assets         assets
                             ------         ------         ------         ------
                                   (Unaudited)
       North America        $ 1,233        $15,139        $11,130        $17,857
       Europe                   405           --            1,272           --
       Asia Pacific             519           --              123           --
                            -------        -------        -------        -------
                            $ 2,157        $15,139        $12,525        $17,857
                            -------        -------        -------        -------
                            -------        -------        -------        -------


       For the nine months ended September 30, 2002, three customers accounted for 11%, 20% and 27%, respectively of revenue. For the nine months ended September 30, 2001, one customer accounted for 11% of revenue.


 7.    SHARE CAPITAL:

       (a) Stock options:

           At September 30, 2002 and December 31, 2001, there were options outstanding to acquire 6,147,558 and 7,144,314 common shares of the Company, respectively.

           On October 4, 2002, the Company granted an additional 1,641,482 options with an exercise price of Cdn. $0.52 or U.S. $0.34 to its employees.

           The Company has excluded, from the calculation of diluted earnings per share, all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic per share in the future because to do so would have been anti-dilutive.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 7.    SHARE CAPITAL (CONTINUED):

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

           On August 29, 2002, in connection with the exchange program the Company granted 2,428,000 options with an exercise price of Cdn. $0.80 or U.S. $0.51. The new options are exercisable for a period of 10 years from the grant date and vest 25% immediately upon grant and 25% on each subsequent anniversary of the date of grant.

           The Company also granted options to purchase an aggregate of 1,066,161 common shares with an exercise price of Cdn. $0.80 or U.S. $0.51 to its directors, most of its officers and selected senior personnel, none of whom was eligible to participate in the voluntary stock option exchange program. The terms of the options are identical to the above-mentioned options granted to eligible employees.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 8.    PRO FORMA DISCLOSURE FOR STOCK-BASED COMPENSATION AND OTHER STOCK-BASED
       PAYMENTS:

       In addition to the disclosures presented in note 9(b) of the audited annual financial statements, the new Canadian stock-based compensation standard requires the disclosure of pro forma net earnings and earnings per share information as if the Company had accounted for employee stock options under the fair value method. The Company has elected to disclose pro forma net loss and pro forma net loss per share as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the pro forma disclosure of the impact of the consolidated statement of operations is presented in the table below:

                                                        Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                      2002              2001              2002              2001
                                                      ----              ----              ----              ----
                                                          (Unaudited)                         (Unaudited)

       Loss for the period                       $  21,470         $ 387,298         $  78,220         $ 508,500
       Compensation expense related
         to the fair value of stock options          2,760             6,496            10,416            17,947
                                                 ---------         ---------         ---------         ---------
       Pro forma loss for the period             $  24,230         $ 393,794         $  88,636         $ 526,447
                                                 ---------         ---------         ---------         ---------
                                                 ---------         ---------         ---------         ---------

       Pro forma loss per share:
          Basic and diluted                      $   (0.41)        $   (6.75)        $   (1.49)        $   (9.30)
                                                 ---------         ---------         ---------         ---------
                                                 ---------         ---------         ---------         ---------



       The fair value of each option granted in the period ended September 30, 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of zero, expected volatility of 100%, risk-free rate of return of 5.45% and an expected life of the option of five years. The fair value of each option granted prior to January 1, 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in note 15(b) of the annual consolidated financial statements.

       The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period they occur. The weighted average grant date fair value of options issued in the three months ended September 30, 2002 was $0.39 (2001 - $5.99).

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 9.    RESTRUCTURING AND WRITE-DOWN OF FIXED ASSETS:

       In January 2002, the Company continued with its plan to restructure and realign its business, which included a reduction of its worldwide workforce by approximately 98 people, the additional closure of redundant facilities and the write-down of unused fixed assets and inventory.

       In August 2002, the Company further initiated a series of actions to reduce its operating costs. As part of this initiative, the Company reduced its workforce by approximately 100 people globally in the three months ended September 30, 2002. As a result, in the three months ended September 30, 2002, the Company recorded $7,380 related to restructuring charges and $2,200 related to the write-down of redundant fixed assets. This restructuring charge was partially offset in the current period by a revision in prior period estimates of the restructuring provision of $1,607 related to favourable outcome on a previously provided for lease settlement.

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements
(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 9.   RESTRUCTURING AND WRITE-DOWN OF FIXED ASSETS (CONTINUED):

       As a result of the following transactions, the Company incurred the following charges:

                                                               Lease        Hosting     Write-down
                                                                exit           exit             of
       Restructuring charge                 Severance          costs          costs      inventory          Total
       --------------------                 ---------          -----          -----      ---------          -----

       Provision, December 31, 2001          $  2,331       $  6,593       $   --         $   --         $  8,924
       Activity during the six months
         ended June 30, 2002:
          Additional provisions                 3,691          4,801          5,747          2,748         16,987
          Cash payments                        (5,417)        (3,053)        (1,892)          --          (10,362)
          Non-cash charges                       --           (1,781)         1,691         (2,748)        (2,838)
                                             --------       --------       ----           ----           --------

       Provision, June 30, 2002                   605          6,560          5,546           --           12,711
       Activity during the three months
         ended September 30, 2002:
          Additional provisions                 4,300            969           --             --            5,269
          Cash payments                        (2,543)        (3,436)        (1,854)          --           (7,833)
          Non-cash charges                       --             (490)          --             --             (490)
          Revision in estimate of
            restructuring accruals               --           (1,607)          --             --           (1,607)
                                             --------       --------       ----           ----           --------

       Provision, September 30, 2002         $  2,362       $  1,996       $  3,692       $   --         $  8,050
                                             --------       --------       ----           ----           --------
                                             --------       --------       ----           ----           --------

       Write-down of fixed assets           Fixed
       and investments                     assets        Investments
       ---------------                     ------        -----------
                                                            (note 4)

       Write-down, six months ended
       June 3, 2002                        $4,134             $ --
       Write-down, three months ended
       September 30, 2002                   2,205              5,280
                                           ------             ------
       Cumulative write-down               $6,339             $5,280
                                           ------             ------
                                           ------             ------

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements
(In thousands of U.S. dollars, except per share amounts)

Three months ended September 30, 2002 and nine months ended September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------



 9.    CANADIAN AND U.S. ACCOUNTING POLICY DIFFERENCES:

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

                                                    Three months ended               Nine months ended
                                                      September 30,                    September 30,
                                                   2002            2001            2002            2001
                                                   ----            ----            ----            ----
                                                        (Unaudited)                     (Unaudited)

       Loss based on U.S. GAAP                $ (21,470)      $(387,298)      $ (78,220)      $(508,500)
       Other comprehensive income,
         net of income taxes:
          Cumulative translation adjustment           9            (170)              3              33
                                              ---------       ---------       ---------       ---------
       Comprehensive loss based on
         U.S. GAAP                            $ (21,461)      $(387,468)      $ (78,217)      $(508,467)
                                              ---------       ---------       ---------       ---------
                                              ---------       ---------       ---------       ---------

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

OVERVIEW

         We are a leading global provider of Internet infrastructure software and applications for the mobile Internet. In 1997 we were incorporated and in 1999 we introduced our initial financial services products and solutions. In 2001, we began offering our Alerts and our Mobile Internet Gateway products to mobile network operators. Since October 2002, our products and solutions for mobile network operators have been sold as the X-treme family of products. These products consist of software applications and infrastructure software that enables the delivery of secure applications and mobile transaction solutions to a wide range of Internet enabled communications devices.

         Today, our suite of products and services allows mobile network operators, financial institutions and other companies to capitalize on the mobile Internet by building and deploying revenue-generating services using our advanced network infrastructure products and personalized, secure mobile applications. With critical security features built in, our products and solutions can be quickly implemented and integrated with existing systems and scaled or expanded to accommodate future growth.

         Using our solutions, our customers can offer new, easy to use, highly personalized, value-added services, which leverage the flexibility and convenience of the mobile Internet in order to build stronger relationships with their customers. Our customers currently include leading mobile network operators and financial institutions. With our corporate office in Toronto, Canada, we have development and sales offices around the world, including, Hong Kong, Germany, the United Kingdom and the United States.


DEVELOPMENTS IN 2002

     RESTRUCTURING AND OTHER CHARGES

         In January and August 2002, we continued with our cost reduction initiatives that we began in 2001. These efforts were implemented in order to reduce our overall operating costs and to realign our operating expenses and investments with a view to achieving operational profitability. In the January 2002 restructuring, we reduced our worldwide work force by approximately 98 people, closed redundant facilities, wrote-down inventory assets that are no longer part of our future strategy and wrote-down unused fixed assets. In addition, as part of this reorganization, we formed an alliance with Computer Sciences Corporation ("CSC").. CSC is now providing us with application hosting services in order to support our current hosting agreements and we continue to work with CSC to assist our new customers with their hosting requirements. As a result of these transactions, we recorded $17.0 million in restructuring charges and $4.1 million relating to the write-down of redundant fixed assets.

         In August 2002, we further initiated a series of actions to reduce our operating costs, which we believe will help accelerate our path to profitability. These actions were undertaken in part to balance our investment across our two key markets, the mobile network operator and financial services markets. As part of this initiative, we reduced our workforce by approximately 100 people globally in the third quarter of 2002. We have re-aligned our workforce following this latest reduction to allow us to continue to focus on delivering software applications and infrastructure software to mobile network operators and servicing our global installed base of financial services clients. As a result, in the third quarter of 2002, we recorded a $3.7 million of restructuring charges and a $2.2 million write-down of redundant fixed assets. This restructuring charge was partially offset in the current period by a reversal of $400,000 related to a favorable outcome on a previously provided for lease settlement.



     WRITE-DOWN OF LONG-TERM INVESTMENTS

         In the third quarter of 2002, we reviewed the carrying value of our long-term investments, which include minority investments in shares of privately held technology companies, and concluded that nearly all of them had suffered an other than temporary decline in value. Accordingly, we recorded a $5.3 million non-cash charge as an other than temporary decline in the value of our long-term investments.

         In January 2002, because a large percentage of our outstanding options had exercise prices that were significantly higher than the prices at which our common shares then traded on the Nasdaq National Market and The Toronto Stock Exchange, we initiated a voluntary stock option exchange program. This program was offered to a majority of our employees, but not our directors, executive officers and selected senior personnel. Approximately 1.4 million options were tendered, accepted and cancelled under this program. In connection with this program we made a special grant of options to those employees, directors, executive officers and senior personnel who were ineligible to participate in the option exchange program and who were still with the company at the time of the grant. We recorded approximately $1.4 million in stock compensation expense during the first quarter of 2002 related to the immediate recognition of deferred stock-based compensation for those employees who chose to tender their options. The stock option exchange program is not expected to result in additional compensation charges or variable award accounting. In August 2002, we issued 1.1 million options under this program. See note 7 to our interim quarterly financial statements for the three and nine months ended September 30, 2002, for further details on the stock option exchange program.

CRITICAL ACCOUNTING POLICIES

         We periodically review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosure practices and accounting policies provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting polices and financial disclosures. We have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting polices are described in Note 2 to our interim quarterly financial statements for the three and nine months ended September 30, 2002, which is set forth in this report, and Note 2 to our audited annual consolidated financial statements, which is set forth in our annual report on form 10-K, which we encourage you to read.

     REVENUE RECOGNITION

     SOURCES OF REVENUE

         We derive revenue from licensing our products and providing related services, including installation, integration, training, maintenance and support, and application hosting services. We recognize revenue from our license agreements when all the following conditions are met:

     - We have an executed license agreement with the customer;
     - We have delivered the software product to the customer;
     - The amount of the fees to be paid by the customer is fixed and determinable; and
     - Collection of these fees is deemed probable.

         Typically, software license agreements are multiple element arrangements as they include related maintenance and implementation fees. Accordingly, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of value
(VSOE) of each element. For contracts for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, as long as we have VSOE for all undelivered elements (typically, services and maintenance) we can record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

     PRODUCT REVENUE

Product revenue consists of the following:

     - Fixed License Fee - a one-time license fee for a fixed number or copies of unlimited use of the software, in exchange for a license with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter, provided that we have VSOE and our revenue recognition criteria are met.

     - Variable License Fee Arrangement - a variable license fee based on a per user fee with specified quarterly minimum payments. We recognize revenue from these contracts on a quarterly basis as the amount is determined. Our revenue under this model will vary with the number of our customer's end-users. However, over time, we believe that these fees will grow if our customers roll out services based upon our solution to a substantial number of their customers.

     - Fixed License Fee with Future Royalty Payments - these license arrangements consist of an up front payment upon execution of the contract and an ongoing variable fee based on the number of users or transactions. These monthly fees may be subject to minimum quarterly payments. We allocate revenue to the software based on vendor specific objective evidence of fair value. The portion of revenue that will be allocated to the software will be recognized when we meet the four revenue recognition criteria listed above. As a result, we anticipate that the initial payments under these contracts will tend to be recognized as revenue either in the quarter in which the contract is executed or shortly thereafter. Revenue from the minimum payments will be recognized on a monthly basis. Revenue associated with the monthly fees in excess of any minimum payments will be recognized on a monthly basis when the amount is determined.

     - Reseller Arrangements - the reseller generally pays either a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with a non-refundable license fees when we have met our revenue recognition criteria outlined above.

     - Subscription Arrangements - fixed fee licenses in which our customers pay us a fixed annual fee and we are required to deliver additional technology that we develop during the term of the agreement. These fees have been recognized using the subscription method of accounting, commencing with the delivery of the first product in the contract. Our earlier agreements originally used this model.

         In 2002, our revenues began to include solution sales in addition to our current software and services sales. There are two key factors that distinguish what we consider to be a solutions sale versus a software and services sale. First, in a solution sale, there is initially a higher mix of revenue for services compared to software than in a software and service sale. Second, in a solution sale, the contracted services include the development and implementation of more customized code and more complex interfaces than in a software and services sale, where the contracted services are mostly installation services. Recognition of revenue from such contracts will primarily be based on the percentage of work completed as described below under services revenue.

         For licensing and services contracts that provide for significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to expectations, we defer recognition of revenue for the amount subject to refund or penalty until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such contracts.

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

     HOSTING FEES

         We no longer intend to provide hosting services directly, but instead have arranged an alliance with CSC, whereby CSC is our preferred hosting partner for current and future customer deployments where hosting may be required. For our existing hosting customers, we typically charge customers a monthly flat fee or a monthly fee based on the number of users. The monthly fees are recognized on a monthly basis.

         For a more detailed description of revenue recognition polices, refer to note 2 (c) of our annual audited consolidated financial statements for the year ended December 31, 2001.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted accounting principles.

     REVENUE

     PRODUCT REVENUE

         In the three months ended September 30, 2002, product revenue decreased to $1.7 million from $6.6 million for the same period in 2001. In the nine months ended September 30, 2002, product revenue decreased to $5.9 million from $24.7 million for the corresponding period in 2001. Due to poor economic conditions, we experienced reluctance in our customers' willingness to make large upfront commitments on license fees. We expect product revenue to be lower than in prior periods until our customers roll out their services using our underlying software and the economy recovers and our customers begin to increase their level of capital expenditures.

     SERVICE REVENUE

         Service revenue increased to $3.8 million for the three months ended September 30, 2002 compared to $3.4 million in 2001. Service revenue decreased to $9.2 million for the nine months ended September 30, 2002 from $13.3 million in 2001.The increase in the current quarter's services revenue is due to the growth in solutions sales as opposed to software sales. The decrease in the nine-month service revenue is due to the reduced number of projects our customers were implementing and the continuing general weakness in the economy.


     OPERATING EXPENSES

     COST OF REVENUE

         Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training, and implementations as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration. Cost of revenue also includes software licenses paid for third-party software used with our products.

         Cost of revenue was $1.2 million and $5.6 million for the three months and nine months ended September 30, 2002, respectively, compared to $4.2 million and $15.0 million for the comparative periods in 2001. COR decreased in the first nine months of 2002 due to the reduced number of projects that we were deploying and because we have eliminated certain costs that were not essential to our focus on our two key markets, the mobile network operator and financial services markets.

         With our entry into the mobile network operator market, some of our customer contracts may require us to achieve contractually defined milestones and/or receive customer acceptance for our solutions. As a result, there may be an increase in time between when we perform the professional services and when we recognize the revenue in the manner described above.

     RESEARCH AND DEVELOPMENT

         Research and development expenses include the compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

         Research and development (R&D) decreased to $3.8 million and $13.6 million for the three months and nine months ended September 30, 2002 respectively, compared to $9.3 million and $32.2 million for the comparative periods in 2001. The decrease in this expense is a result of our 2001 and 2002 restructuring initiatives in which we reduced our R&D headcount and developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 68% and 91% for the three months and the nine months ended September 30, 2002, respectively, compared to 93% and 85% for the same periods in 2001

     SALES AND MARKETING

         Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

         Sales and marketing (S&M) expenses were $3.8 million and $14.5 million for the three and nine months ended September 30, 2002 respectively, compared to $9.8 million and $29.4 million for the comparative periods in 2001. The decrease is a result of our reduced worldwide sales, fewer marketing personnel and reduced spending on discretionary marketing programs as part of our restructuring efforts in 2001 and 2002. We continue to monitor our pace of sales and marketing expenditures to help ensure that they remain aligned with the opportunities that we have targeted as well as prevailing market conditions.

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

         Our G&A expenses decreased to $1.7 million and $5.7 million for the three months and nine months ended September 30, 2002 respectively compared to $2.4 million and $13.0 million for the comparative periods in 2001. The decrease in G&A expenses reflected our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient in order to support our business in the current market environment. G&A expenses as a percentage of revenues increased slightly to 31% and 38% for the three months and nine months ended September 30, 2002 from 24% and 34% for the comparative periods in 2001.

     DEPRECIATION AND AMORTIZATION

         Depreciation expense was $1.3 million and $4.5 million in the three months and nine months ended September 30, 2002 compared to $2.4 million and $6.3 million in the comparative periods in 2001. The decrease is a result of the decommissioning of our redundant fixed assets and reductions in our capital expenditure budgets as part of our restructuring initiatives.

         Amortization expense decreased to $1.0 million and $3.2 million for the three and nine months ended September 30, 2002, respectively compared to $27.0 million and $78.2 million in the comparative periods in 2001. The decrease is attributable to lower amortization as a result of the write-down of intangible and other assets in fiscal 2001 and the adoption of SFAS No.142 and CICA Handbook section 3062, which require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002. The amortization in 2002 represents the amortization of acquired technology, which is being amortized over a period of two to five years. See "Recent Accounting Principles".

     STOCK-BASED COMPENSATION

         Stock-based compensation primarily represents amortization of deferred stock-based compensation that we recorded as a result of assuming, through the acquisition of TANTAU, stock option plans that included unvested options and common shares. This stock based compensation is being amortized on a straight-line basis over the remaining vesting period of these options, which will be until January 2003. In addition, included in stock-based compensation is the immediate recognition of stock compensation expense for those terminated employees who had options that immediately vested upon their termination, and the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002.

         Stock-based compensation decreased to $3.1 million and $14.5 million for the three and six months ended September 30, 2002, respectively compared to $13.7 million and $37.5 million in the comparative periods in 2001. Stock-based compensation expense decreased in the current year mainly as a result of the immediate recognition of deferred stock-based compensation related to employees who were terminated as part of our restructuring plan.

     RESTRUCTURING COSTS

         With the downturn in general economic conditions, in the second quarter of 2001 we began to identify areas to reduce costs and to implement a restructuring initiative. In this regard, we eliminated duplicate resources and positions, narrowed our product offerings and streamlined our operating processes. As a result of these efforts, in the nine months ended September 30, 2001 we recorded $3.4 million in restructuring costs. We continued with this restructuring in the second half of 2001 and in August 2002. As a result, for the nine months ended September 30, 2002, we recorded a restructuring charge of $20.6 million comprised of fees to be paid to CSC to assume the obligation to provide services under our hosting contracts, employee severance, lease costs for the closing of several of our offices and the write-down of inventory assets that are no longer a part of our current business strategy. In addition, we recorded $6.3 million relating to the decommissioning of our redundant fixed assets and $3.2 million relating to the immediate recognition of deferred stock based compensation expenses relating to employees whose stock options vested upon termination of their employment. Included in our "Accrued Liabilities" is approximately $8.1 million in restructuring reserve relating to unpaid severance costs, lease exit costs and expected fees to be paid to CSC. See note 8 to our interim consolidated financial statements.

     WRITE-DOWN OF FIXED ASSETS

         For the nine months ended September 30, 2002, we recorded a charge of $6.3 million related to the write-down of fixed assets, of which $2.2 million related to the current quarter, that are redundant as a result of our restructuring.

     INTEREST INCOME

         Interest income decreased to $60,000 and $585,000 for the three and nine months ended September 30, 2002, respectively, compared to $1.1 million and $5.2 million in the comparative periods in 2001. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income is net of interest expense relating to our notes payable. Interest income decreased in 2002 compared to 2001 because we have reduced holdings of cash and cash equivalent balances and short-term investments and a significant decline in interest rates. We anticipate that we will receive reduced rates of interest, versus a year ago, on these assets during the current year compared to the year ended December 31, 2001.

     EQUITY IN LOSS OF AFFILIATE

         We owned 24.9% of the equity of Maptuit, Inc. as at September 30, 2002. We account for our investment in Maptuit using the equity method, which requires us to adjust our original cost of investment for our share of post-acquisition income and losses, less dividends only to the extent that the carrying value of the investment is no less than zero. As at December 31, 2001, the carrying value of Maptuit was zero, therefore we did not record additional losses of Maptuit for the three and nine months ended September 30, 2002, compared to a loss of $420,000 and

$1.2 million for the three and nine months ended September 30, 2001. Subsequent to September 30, 2002, we sold our interest in Maptuit for proceeds of approximately $150,000.

     NET LOSS

         Our net loss decreased to $21.5 million and $78.3 million for the three and nine months ended September 30, 2002 respectively, compared to $387.3 million and $508.5 million in the comparative periods in 2001. Our net loss decreased mainly because we have substantially reduced our operating expenses as a result of our restructuring initiatives, we have reduced amortization expenses, and we had a significant write-down of intangible assets in 2001. Also, we no longer amortize goodwill under SFAS No. 142 and CICA Handbook section 3062. If SFAS No. 142 and CICA Handbook section 3062 had been adopted for the period three months and nine months ended September 30, 2001, the loss would have been $363.0 million and $437.9 million respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities decreased to $16.7 million and $41.8 million for the three and nine months ended September 30, 2002 compared to $25.5 million and $69.9 million for the comparative periods in 2001. The main reason for the decrease is because we have less operating expenses as a result of our restructuring efforts. Net cash used in operating activities for the third quarter of 2002 consisted mainly of our net loss of $21.5 million, offset by non cash items primarily related to depreciation and amortization of $2.3 million, stock-based compensation expense of $3.1 million, and the write-down of long-term investments and fixed assets of $7.5 million and increased by the cash outflow from working capital of $8.1 million.

         As at September 30, 2002, we had commitments to make $1.7 million in minimum lease payments, until the year 2005, relating to our facilities and equipment rentals. As a result of our restructuring initiative, we have vacated some of our premises. We have been successful in reducing our total future lease commitments with our landlords

         Cash used in financing activities was $884,000 in the three months ended September 30, 2002 compared to $162,000 for the same period in 2001. Cash used in financing activities was $2.1 million for the nine months ended September 30, 2002 compared to a cash source of $621,000 in the same period in 2001. The reason for the decrease in cash inflow is because in 2002 we paid more principal on our outstanding note payable and we received less proceeds from the exercise of stock options. As at September 30, 2002, we are obligated to pay approximately $1.5 million in principal and interest related to our note payable, with the final payment being due on February 1, 2003.

         Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $363,000 for the three months ended September 30, 2002 compared to a cash outflow of $4.6 million for the three months ended September 30, 2001. The reason for the decrease in cash outflow from in the third quarter 2002 compared to the same period in 2001, is because we acquired less fixed assets. For the nine months ended September 30, 2002 cash out flow was $1.1 million compared to a cash outflow of $18.3 million. The reasons for the decrease in cash outflow for the nine months ended September 30, 2002 compared to the same period in 2001 is because we acquired less fixed assets in 2002 and made no long-term investments. Included in the cash inflow from investing activities for the three months September 30, 2002 is a cancellation of a letter of credit. This cash is no longer restricted and will be used in operations. Included in cash outflow from investing activities for the nine months ended September 30, 2002 is $962,000 related to a letter of credit we entered into to guarantee payments under future contractual lease commitments as part of our agreement with our landlords to reduce the total payments under the original lease. We expect to make this payment in January 2003.

         In total, cash used for the three months ended September 30, 2002 was $19.1 million and $34.1 million for the nine months ended September 30, 2002. Due to the operational savings that we expect to achieve as a result of our restructuring, we expect that cash from operations, interest income and our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.


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

     CANADIAN GAAP

         In September 2001, The Canadian Institute of Chartered Accountants
(CICA) issued Handbook Sections 1581, "Business Combinations", and 3062, "Goodwill and Other Intangible Assets". The new standards require that the purchase method of accounting must be used for business combinations and require that goodwill no longer be amortized but instead be tested for impairment at least annually. The standards also specify criteria that intangible assets must meet to be recognized and reported apart from goodwill. The standards require that the value of the shares issued in a business combination be measured using the average share price for a reasonable period before and after the date the terms of the acquisition are agreed to and announced. The new standards are substantially consistent with U.S. GAAP.

         We have adopted these new standards as of January 1, 2002 and we have discontinued amortization of all existing goodwill. We have also evaluated existing intangible assets and have determined that reclassification in order to conform with the new criteria for recognition of intangible assets apart from goodwill is not required.

         In connection with Section 3062's transitional goodwill impairment evaluation, we are required to assess whether goodwill is impaired as of January 1, 2002. We identify impairment by comparing the carrying amount of our reporting unit with their fair values. To the extent a reporting unit's carrying amount exceeds its fair value, we must perform a second step to measure the amount of impairment in a manner similar to a purchase price allocation. Under Canadian GAAP, any transitional impairment will be recognized as an effect of a change in accounting principle and will be charged to opening retained earnings as of January 1, 2002. Under U.S. GAAP, any transitional impairment will be charged to operations in the current period. We have completed the transitional goodwill impairment during the second quarter of 2002 and have determined that no impairment existed at the date of adoption.

         Effective January 1, 2002, we adopted the new CICA Handbook Section 3870, "Stock-based Compensation and Other Stock-based Payments", which requires that a fair value based method of accounting be applied to all stock-based payments to non-employees and to direct awards of stock to employees. The requirements of the new standard are consistent with our accounting policies for these types of transactions and are disclosed in our audited annual consolidated financial statements. The new section also requires us to select an accounting methodology for the accounting for stock-based awards, other than a direct award of stock, granted to employees. Our existing accounting policy as disclosed in our audited annual financial statements, which is the application of the intrinsic method for accounting for employee stock-based awards, is an acceptable methodology under the new handbook section. Section 3870 also requires additional disclosures including pro forma earnings and pro forma earnings per share, which are provided in note 7 of our consolidated financial statements for the period ended September 30, 2002.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements of a forward-looking nature. These statements are made under the U.S. Private Securities Litigation Reform Act of 1995. These statements include the statements herein regarding our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; our plans to operate in the mobile operator and financial institutions markets; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

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

         GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS. Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market our primary target markets of mobile network operators and financial institutions. As economic activity slowed in these markets beginning in 2001, our customers deferred their spending on our products and our sales cycle began to lengthen significantly as potential customers began to reduce their spending commitments, including their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. For example, in July 2002, Bank of Montreal, one of our initial customers, ceased offering its Veev banking and brokerage service. As a result of these factors, our revenues began to decline in 2001. If general economic conditions continue to be adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

         ENTERING NEW MARKETS. We have made mobile network operators an important focus of our activities. In order to encourage these potential customers to adopt and implement our solutions, we may incur higher costs than we have in the past, and we may not be able to attract a large number of these customers. Mobile network operators may not be successful in rolling out our services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry, may increase our expenses and may damage our reputation.

         INTERNATIONAL MARKETS. Since December 31, 2000, we have begun to recognize revenues from our sales in international markets. In the past, in deriving our revenue forecasts, we have expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly there. However, some key countries in these regions, have experienced decreasing economic activity, and our sales to these regions declined beginning in the third quarter of 2001. Accordingly, our sales to these regions during 2001 may not be indicative of future trends, and may not expand significantly during the next several quarters.

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

         INVESTMENTS IN OTHER COMPANIES. For year ended December 31, 2001 we realized a loss of $4.6 million on sales of our long-term investments and recorded a loss provision of $10.0 million against these investments as they have experienced a significant other than temporary decline in their value. In addition, in the third quarter of 2002, we recorded an additional loss provision of $5.3 million. Because of the continuing volatility in the financial markets, as well as other factors, we expect to limit the extent to which we make equity investments in other non-core companies during the next few fiscal quarters, and possibly longer. As a result, we may not take advantage of investment opportunities that could provide significant financial benefits to our company, or that could provide us with the opportunity to build relationships with other companies in our industry and target markets.

         INVESTMENTS IN NEW TECHNOLOGIES. During fiscal 2001, we made significant investments in new technology assets, to help expedite customer adoption of our solutions, interactive voice response technology, technologies relating to short messaging services and technology to allow mobile applications to be executed with real-time interaction. In accordance with our accounting policy, we review the carrying value of these assets, considering key factors such as our estimate of customer demand for these assets and the assets' fit with our product strategy. For nine months ended September 30, 2002, we recorded a charge of $2.7 million relating to our decision not to use these assets that we purchased to resell to our customers. In the future, if there are any circumstances in which there is a decline in the carrying value of these assets, for example, if we decide not to pursue these technologies if we determine that customer demand for them is not substantial, we may need to record additional charges.

         RECEIVABLES. As our sales to international customers increase, a significant portion of our receivables are derived from companies in foreign countries. Due to varying economic conditions and business practices in these countries, our collections cycle from these customers may be longer than our past experience. In the third quarter of 2002, we recorded a provision of $150,000 relating to accounts that we believe to be potential bad debts. There is risk that this provision is not sufficient. As adverse economic conditions persist, there is a greater risk that our customers will have difficulties in paying us in accordance with the terms of their contracts, and our risk of bad debt may increase substantially in future fiscal periods.

         HOSTING SERVICES. In January 2002, we formalized our plan to transfer the management of our application hosting services to Computer Sciences Corporation ("CSC"). We will continue to be dependent on CSC to provide secure hosting services for our software products. If CSC becomes unable to deliver these services, or other circumstances occur that affect CSC or its computer systems, our hosting services may be substantially impaired. If any of these circumstances occur and cause us to fail to deliver our hosting services, we may lose customers, our reputation may suffer, and our ability to attract new customers may be damaged.

         EMPLOYEES. Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. However, if our workforce is not properly sized to meet our operating needs, our ability to achieve and maintain profitability is likely to suffer. As indicated in this report, we have substantially reduced the number of our employees. This means that we use a smaller number of employees to conduct some of the operations that were previously performed by a larger workforce, which could cause disruption of our business. In addition, the morale of our current employees may have been adversely affected by previous workforce reductions, reducing their performance. Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these staffing reductions.

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

         NASDAQ LISTING. Our common shares trade on the Nasdaq SmallCap Market, which has a number of compliance requirements for continued listing. One of these requirements is that the market price of our common shares must be at least US$1.00 for a specified period of time. We are not currently in compliance with this standard. If we do not meet this requirement on or prior to December 9, 2002, the date by which Nasdaq would once again review our compliance, we would continue to be listed, so long as we continue to meet all of the other inclusion requirements. If that were the case, we would have until June 9, 2003 to regain compliance (which could possibly be achieved by effecting a reverse-stock split or otherwise), at which time we would be delisted if we do not comply with the US$1.00 requirement. It is our intent to maintain our Nasdaq SmallCap Market listing.

         We continue to meet all requirements for trading on The Toronto Stock Exchange, and if our listing on the Nasdaq SmallCap Market also does not continue, we expect to qualify for trading on the Over-the-Counter-Bulletin-Board. If we are delisted from the Nasdaq SmallCap Market, there would likely be a reduction in the liquidity of our common shares and a further adverse effect on their trading price. Lack of liquidity would also make it more difficult for us to raise capital in the future, effect acquisitions or other strategic transactions, and to retain our personnel


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INTEREST RATE EXPOSURE
         As of September 30, 2002 we had approximately $43.8 million in cash, cash equivalents, short-term investments and restricted cash of which $16.7 million consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

         Our functional currency is the U.S. dollar. In the past, the majority of our non-US dollar denominated expenses were incurred in Canadian dollars. As a result of our recent restructuring efforts, in the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Euros. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three month period ended September 30, 2002, we incurred unrealized foreign currency loss relating to the translation of our non-US denominated monetary assets and liabilities of approximately $93,000.

ITEM 4.  CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.          OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         The Company has been named in several class actions filed in federal court in the Southern District of New York between approximately June 13, 2001 and June 28, 2001 (collectively the "IPO Allocation Litigation"). The IPO Allocation Litigation was filed on behalf of purported classes of plaintiffs who acquired the Company's common shares during certain periods. These lawsuits have since been consolidated into a single action and an amended complaint was filed on or about April 19, 2002. Similar actions have or since been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York.

         The amended complaint in the IPO Allocation Litigation names as defendants, in addition to the Company, some or all of the current or former directors and officers of the Company (the "Individual Defendants") and certain underwriters of the Company's initial public offering of securities (the "Underwriter Defendants"). In general, the amended complaint alleges that the Underwriter Defendants: (1) allocated shares of the Company's offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company's initial public offering to certain of the Underwriter Defendants' customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The amended complaint also alleges that the Company and the Individual Defendants failed to disclose these facts and that the Company and the Individual Defendants were aware of, or disregarded, the Underwriter Defendants' conduct. In October 2002, the Individual Defendants were dismissed from the IPO Allocation Litigation without prejudice.

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




              SIGNATURES                              TITLES                                         DATE
              ----------                              ------                                         ----
 /s/ John J. Sims                        Chief Executive Officer (principal                   November 13, 2002
-----------------------------------      executive officer)
 John J. Sims

 /s/ Glenn Barrett                       Chief Financial Officer (principal                   November 13, 2002
-----------------------------------      financial and accounting officer)
Glenn Barrett




                                                  CERTIFICATIONS

I, John Sims, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of 724 Solutions Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                                     /s/  John Sims
                                                     --------------------------
                                                     John Sims
                                                     Chief Executive Officer


I, Glenn Barrett, certify that:

1.     I have reviewed this quarterly report on Form 10Q of 724 Solutions Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                           /s/ Glenn Barrett
                                           ----------------------------------
                                           Glenn Barrett
                                           Chief Financial Officer and Senior
                                           Vice-President, Corporate Services

                               724 SOLUTIONS INC.

                                  CERTIFICATION

In connection with the periodic report of 724 Solutions Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, John Sims, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.



Date: November 13, 2002                     /s/ John Sims
                                            ------------------------------------
                                            John Sims
                                            Chief Executive Officer

                               724 SOLUTIONS INC.

                                  CERTIFICATION

In connection with the periodic report of 724 Solutions Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Glenn Barrett, Chief Financial Officer and Senior Vice-President, Corporate Services of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63,
Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.



Date: November 13, 2002           /s/  Glenn Barrett
                                  -----------------------------------------
                                  Glenn Barrett
                                  Chief Financial Officer and
                                  Senior Vice-President, Corporate Services