Form 10-K
period 2002-12-31
724 SOLUTIONS INC
filed 2003-03-31
CIK 1097641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-31146

724 SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Ontario (State or other jurisdiction of incorporation and organization)	Inapplicable (IRS Employer Identification No.)

4101 Yonge Street, Suite 702 Toronto, Ontario M2P 1N6 (Address of principal executive offices, including zip code)
(416) 226-2900 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, no par value (together with associated rights to purchase additional Common Shares).
(Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common shares on March 13, 2003 of $0.34, as reported on the NASDAQ SmallCap Market, was approximately $13.8 million. Common shares held as of March 13, 2003 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

        As of March 13, 2003, the Registrant had outstanding 59,833,492 common shares, no par value.

INDEX

724 SOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS.

OVERVIEW

        AN INVESTMENT IN OUR COMMON SHARES INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES. WE ENCOURAGE YOU TO CAREFULLY REVIEW THE INFORMATION SET FORTH IN THIS ITEM I UNDER THE CAPTIONS "RISK FACTORS" AND "INFORMATION REGARDING FORWARD-LOOKING STATEMENTS" FOR A DESCRIPTION OF THESE RISKS AND UNCERTAINTIES.

        724 Solutions Inc. is a leading global provider of Internet infrastructure software and applications for the mobile Internet. We were incorporated in 1997 and in 1999 we introduced our initial financial services products and solutions. In 2001, we began offering our Alerts and our Mobile Internet Gateway products to mobile network operators. In October 2002, our products and solutions for the mobile network operators were re-branded as the X-treme family of products. These products consist of software applications and infrastructure software that enables the delivery of secure applications and mobile transaction solutions to a wide range of Internet enabled communications devices.

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

        724 Solutions delivers reliable, scalable technology and solutions that allow mobile network operators to rapidly deploy flexible and open, next-generation IP-based network and data services.

        Financial institutions use 724's financial solutions to enable an intelligent and proactive interaction with their retail and commercial banking clients, allowing these financial institutions to improve customer satisfaction and retentions while at the same time lowering their operating costs.

        Our customers currently include leading mobile network operators and financial institutions. With our corporate office in Toronto, Canada, we have development and sales offices around the world, including, Hong Kong, Germany, Switzerland, the United Kingdom and the United States.

ACQUISITIONS

        We have completed four acquisitions:

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

INDUSTRY OVERVIEW

THE CONVERGENCE OF THE INTERNET AND MOBILE TELEPHONY

        A substantial portion of the global business community and other consumers, have become dependent on e-mail services, Internet access, remote access to corporate intranets, and other Internet-based services as part of their everyday lives. In addition, people are increasingly turning to mass-market wireless devices to provide mobile access to these resources.

        Over the past few years, widespread use of the Internet and wireless telecommunications has dramatically increased. Industry analysts estimate that from the end of 2000 to the end of 2005, the number of users of the Internet worldwide will increase from 400 million to 941 million and the number of e-mail mailboxes will increase from 505 million to 1.2 billion. In addition, there continues to be significant growth in the number of worldwide wireless subscribers. Industry analysts expect that the number of wireless subscribers will grow to approximately 1.6 billion by the end of 2004. The number of these subscribers accessing data content is also significantly growing. The Yankee Group estimates that mobile data average revenue per person (ARPU) will increase up to 69% from 2002 to 2006.

        Mobile network operators, equipment manufacturers and infrastructure and application software providers are responding to the growing demand for wireless access to Internet-related and other wireless data services. For example, mobile network operators continue to rollout the next generation networks, required for the delivery of advanced mobile data services and improved user experience with existing services. Handset and other mobile equipment manufactures are also increasingly making mobile data functionality a key feature of their product offerings.

BUSINESS STRATEGY

THE MARKET OPPORTUNITY

Mobile Network Operators

        As mobile network operators deploy their next-generation data networks, they face many challenges. We believe that it is essential that next-generation data networks be designed to allow mobile network operators to make use of best-of-breed components that enable a wide variety of new revenue generating opportunities. It is also important that mobile network operators deploy a reliable data network that can seamlessly support the dramatic growth of next-generation services, without creating economic barriers or compromising their return on investment. 724 Solutions has designed its X-treme Mobility Suite (XMS) of products to provide mobile network operators with compelling solutions to these challenges.

Financial Institutions

        724 Solutions has been and continues to be a pioneer in providing mobile data solutions to financial institutions. Financial institutions, like many other businesses today, are seeking ways to improve customer satisfaction and retention while at the same time lowering their operating costs. An opportunity exists for 724 Solutions to assist financial institutions in meeting these objectives by providing them with solutions to enable an intelligent and proactive interaction with their retail banking, commercial banking and credit card clients. 724 has created compelling solutions (as described below) for financial institutions to achieve this goal using, among other things, its unique actionable alerting technology.

OUR STRATEGY

        In order to address these market opportunities, our strategy is to:

        PROVIDE AN OPEN, FLEXIBLE TECHNOLOGY ARCHITECTURE: Our product architecture is open and generally designed to enable customers to expand the functionality of their next-generation networks, and to be compatible with existing systems. In this regard, our architecture allows customers to add new applications, modes of interaction and devices as their needs evolve. We expect to continue broadening the range of capabilities available to our customers.

        OFFER SOLUTIONS THAT ADDRESS CUSTOMERS' CRITICAL BUSINESS CHALLENGES: We are focused on developing and delivering differentiated solutions for our mobile network operator and financial institution customers. These solutions are designed to specifically address the business challenges of our customers in these two market segments. Our approach is to gain a deep understanding of the competitive dynamics within our target markets and the common needs of our individual customers, and then to combine and apply our core software products and support services in creative ways to solve critical business problems.

        LEVERAGE STRATEGIC PARTNERSHIPS: We have established and continue to develop strategic relationships with distribution partners and providers of complementary products and services to extend our market reach in order to enhance our solutions and improve our cost structure. For example, we have recently worked closely with Hewlett-Packard to pursue a number of business opportunities. Through this relationship with Hewlett-Packard and our relationships with others, we will continue to seek to penetrate the mobile operator market for our products on a global scale.

        IMPROVE OPERATING EFFICIENCY: In response to the challenging economic climate in 2002, we substantially re-balanced our cost structure to better position the company for sustainable, profitable growth. Some of our critical cost reduction initiatives included significantly reducing the number of employees worldwide, reducing lease expenditures and implementing strong cost restraints. We will continue to look for ways to reduce our operating costs and deliver our products efficiently going forward.

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

724 SOLUTIONS — CUSTOMER BENEFITS

        We believe that our products enable customers to maintain and deepen consumer relationships and accelerate the adoption of mobile data services and derive new revenue streams. Our products can be rapidly implemented, integrate easily with existing systems, are scalable and provide a robust platform for future growth. Key benefits of our products include:

        EASE OF INTEGRATION AND OPEN STANDARDS: Our products link to our customers' existing systems, enabling them to reduce their initial investment, and to extend the productivity and functionality of their existing infrastructure to offer new services.

        IMPROVE SCALABILITY AND FLEXIBILITY: Our products are designed to scale to existing infrastructure easily. We believe that our products can support significant growth in activity with little increase in infrastructure.

OUR PRODUCTS

        724 Solutions offers reliable, scalable technology and solutions for mobile network operators and leading financial institutions.

Features:

        Our X-treme Mobility Suite of products is designed to facilitate the addition of new applications, devices, content and services. These products provide tools and application services that simplify development and assist mobile network operators in quickly bringing mobile applications to market. Our solutions for financial institutions are also designed to bring new functionality to existing systems in order to enable these customers to improve their operations.

        Open Architecture — Standards-based applications that support widely used communications standards, protocols and programming languages such as WAP 2.0, MMS, SMS and Java technologies that allow for easy installation and personalization.

        Flexible Framework — Adaptive architecture easily allows modular enhancements such as new protocols, well-defined customization points and interfaces.

        Scalable — Scales easily across both processors and machines.

        High Performance — Fast transaction processing helps ensure efficient hardware utilization.

MOBILE NETWORK OPERATOR SOLUTIONS

        724 Solutions designed the X-treme Mobility Suite (XMS) to address the challenges that mobile operators face in deploying next-generation data networks. The XMS infrastructure products enable mobile operators to implement solutions based on emerging open standards technologies such as WAP 2.0, MMS, SMS, J2ME and others. X-treme Mobility Suite also provides application enablers to support a wide variety of commerce initiatives and third-party content initiatives. The X-treme Mobility Suite is designed to provide the flexibility, the scalability and the total cost of ownership metrics to help ensure both the short-term and the long-term success of next-generation mobile data networks.

X-treme Mobility Gateways

        724 Solutions' X-treme Mobility Gateway products are carrier-class infrastructure software designed to facilitate the exchange of data between the wire line Internet and wireless devices. X-treme Mobility Gateways are designed to provide mobile operators with flexibility, reliability and performance. The X-treme Mobility Pull Gateway provides session-based support for a wide variety of open mobile operator and device standards, including WAP 1.x, WAP 2.0 and HTTP. The X-treme Mobility Push Gateway provides comprehensive MMS, WAP Push, and SMS capabilities. With their unique modular architecture, each X-treme Mobility Gateway provides a highly scalable foundation for growing mobile data networks.

X-treme Service Activity Manager

        The X-treme Service Activity Manager (XSAM) product is designed to enable mobile operators to grow their data networks rapidly and efficiently. By providing a modular architecture for managing deterministic workflows across all network services, the X-treme Service Activity Manager ensures that mobile network operators have a systematic framework for controlling and managing each new service offering. It enables self-provisioning for content providers and subscribers while controlling workflow for all interactions between subscribers and content partners. In short, the X-treme Service Activity Manager provides mobile network operators with a framework for deploying new services quickly and easily.

X-treme Alerts Generator

        Our X-treme Alerts Generator product is designed to stimulate purchasing and entice users onto a data network by providing users with personalized, actionable alerts about content, products and special offers. Each alert provides users with the ability to easily link into easy to use checkout processes and other portal content. X-treme Alerts Generator provides tools for rapidly building new alert offerings and an interface for users to customize their alert preferences. It monitors multiple data sources for changes of interest, and evaluates and dispatches alert messages to X-treme Message Manager for delivery. By alerting users to new ring-tones, content, applications, special product promotions, and other offerings, we believe that X-treme Alerts Generator encourages network usage, adds convenience and stimulates purchasing.

X-treme Message Manager

        Our X-treme Message Manager product provides mobile operators with the ability to extend push message capabilities to in-house and third-party applications and content providers. X-treme Message Manager provides a single interface that applications can use to reach end-users through a wide variety of channels including MMS, SMS, WAP Push, HDML Push, Instant Messenger (AOL IM, Yahoo IM, ICQ, MSN IM, and Jabber), voice, and e-mail. X-treme Message Manager provides message scheduling, filtering, logging and confirmation, while enabling two-way transactions through communications channels such as short messaging service, instant messaging or e-mail.

FINANCIAL SERVICES SOLUTIONS

        724 Solutions delivers value-added solutions and attractive return on investment to various lines of business. 724's J2EE-based enterprise architecture ensures compatibility within financial institutions. The extensibility of 724's architecture enables IT organizations to customize 724's solutions for future requirements.

Card Solutions

        724 Solutions' card solutions products are designed to enable financial institutions to more cost effectively interact with customers. We believe that 724 Solutions' automated, two-way customer notifications significantly extend a financial institution's ability to reach customers. Notification methods include automated voice, e-mail, text messaging/SMS, instant messaging, and WAP Push.

Fraud Reduction

        724 Solutions helps card issuers reduce costs, expand fraud investigation, accelerate fraud case resolution, and reduce Account Takeover. Working in conjunction with fraud reduction software such as HNC Falcon™ Fraud Manager, 724 Solutions automates the process of verifying suspect account activity. Our automated, two-way, customer notification technology reduces costs and accelerates cardholder contact across a wide range of communication channels.

Credit Card Account Monitor

        724 Solutions Credit Card Account Monitor reduces the cost of servicing cardholders, significantly increases the likelihood of a cardholder using a card issuer's credit card, and increases cardholder satisfaction. 724's Credit Card Account Monitor solution automates the process of cardholders obtaining information regarding changes in credit card account status. Automated two-way notifications are delivered to cardholders through the communications channel of their choice when pre-selected account parameters change. Furthermore, cardholders can then immediately act on that information, all without the use of a card issuer's call center.

Banking Solutions

        724 Solutions' banking solution is designed to enable financial institutions to reduce the cost of customer interactions while improving the customer experience. Our automated, two-way customer notifications are designed to significantly extend a financial institution's ability to reach customers. Notification methods include email, automated voice, text messaging/SMS, instant messaging, and WAP Push.

Retail Banking Account Monitor

        We believe that 724 Solutions Retail Banking Account Monitor will reduce the cost of servicing customers and provide customers with a more convenient way to obtain and act on account information, stimulate transactions and increase customer satisfaction. 724 Solutions enables financial institutions to send automated, two-way notifications to your customers through their preferred communications channel when selected parameters in their account change.

SUPPORT SERVICES

        Together with our partners, we offer a services suite that includes professional services, training services, support and application hosting. These services are designed to quickly deliver cost-effective solutions.

        Professional Services — The 724 Solutions Professional Services team and our system integrator partners are experienced in helping our customers realize the benefits of our products, providing a range of services to enhance the quality of the software and minimize the risks involved in the deployment process.

        Training Services — We provide customers with sophisticated product information and hands-on experience in order to help improve productivity and minimize their required learning time so they can take full advantage of their technology investment.

        Customer Support — Support is available on a 24x7 basis.

CUSTOMERS

        Mobile network operators planning next-generation data networks face two distinct challenges. It is extremely important that a data network is designed to support a wide variety of new revenue opportunities, partnerships and technologies, so that the mobile operator can adjust their strategy quickly, without retooling. It is equally important that mobile operators deploy a data network that can grow smoothly and reliably, without creating economic barriers or compromising return on investment.

        724 Solutions addresses the key challenges faced by financial services companies today such as: cost effective interaction with credit card, retail and commercial banking customers, improving contact rates for fraud and collections management and maintaining a high level of customer service.

        In 2002, we derived approximately 84%, 10% and 6% of our revenues from customers in North America, Europe and Asia Pacific, respectively. In 2001, we derived approximately 73%, 15% and 12% of our revenues from customers in North America, Europe and Asia Pacific, respectively. See note 12 to our consolidated financial statements.

RESEARCH AND DEVELOPMENT

        As of March 1, 2003, our research and development department consisted of 102 employees. These units are responsible for assessing new technologies, new release schedules, product architecture, security, performance engineering, product requirements, quality assurance and product support.

SALES, MARKETING AND CUSTOMER SUPPORT

        As of March 1, 2003, our sales, marketing and customer support group consisted of 31 employees. Our sales employees generally receive incentive compensation based on individual sales volume.

        We offer our customers consulting services to assist in the installation and deployment of our products, as well as ongoing product support. Services offered during installation include training, configuration, and integration with existing systems. We believe that our customer support and consulting services result in improved customer satisfaction and loyalty, a shorter sales process, faster implementation and an increase in the sales of our products.

        Our personnel typically work directly with our customers' in-house personnel to implement our solutions. We also bring together and coordinate the technology and resources needed to deliver a single solution to customers who do not wish to use their in-house resources to implement our products.

        To expand our distribution into the financial institutions and mobile operator markets, we are supplementing our direct sales and marketing efforts by establishing relationships with resellers such as hardware and other software/solutions providers as well as systems integrators. We expect that we will generate a substantial portion of our revenues in future periods through our relationships with these third parties.

STRATEGIC RELATIONSHIPS

        We are establishing worldwide relationships with global mobile operators, financial services system vendors, and content and technology providers to facilitate the adoption of 724 Solutions-enabled products and services. We anticipate that some of these relationships will lead to formal arrangements in which strategic partners will agree to incorporate, resell and/or implement our solutions. Through strategic relationships, we seek to gain worldwide access and positioning, technological leadership, and an early awareness of emerging mobile technologies.

COMPETITION

        The market for our products and services is becoming increasingly competitive. The widespread adoption of open standards may make it easier for new market entrants and existing competitors to introduce products that compete against ours. We believe that we will compete primarily on the basis of the quality, functionality and ease of integration of our products, as well as on the basis of price. As a provider of next-generation IP-based network and data services, we assess potential competitors based primarily on their management, functionality and range of services, the security and scalability of their architecture, their customer base and geographic focus and their capitalization and other resources.

        Our current and potential competitors include:

        MOBILE ACCESS GATEWAY VENDORS AND MESSAGING SOLUTION PROVIDERS: Companies in this category, such as Openwave Systems, CMG, Comverse, Nokia and Ericsson, have extensive mobile operator relationships and we expect that they will play a key role in driving the adoption of wireless data services. Some of these companies can be both partners and competitors in the mobile operator segment.

        ALERTS FOCUSED BUSINESSES: Companies that focus in the development and delivery of alerts and message-based technology include: Par3, Adeptra, Centerpost, TeleCommunications Systems.

        SOFTWARE VENDORS FOCUSED ON FINANCIAL INSTITUTIONS: A variety of companies are active in the Internet banking and brokerage businesses, including Financial Fusion, S1 Corporation, TIBCO Software and Sanchez Computer Associates and from time to time appear as competitors. In addition, there are a number of smaller, mostly regional start-up companies that are specifically focused on the mobile financial services space, although most of these companies appear fledgling and under-capitalized.

        NETWORK EQUIPMENT AND DEVICE MANUFACTURERS: Ericsson, Nokia, Motorola and other large wireless technology vendors are both potential competitors and potential partners for us in our target segments of mobile network operators and financial institutions.

INTELLECTUAL PROPERTY

        We protect our proprietary technology through a combination of contractual confidentiality provisions, trade secrets, and patent, copyright and trademark laws. We have applied for registration of some or all of our trademarks, including "724 Solutions," "724 Solutions & Arrows Design," "724 Solutions Financial Services Platform" and "Your Customer is in Motion" in Europe, Canada, the United States, the United Kingdom, Japan, Australia and Mexico. 724 has received registered trademarks in Australia, the U.K., Mexico and the European Community.

        We have also applied for patents for applications relating to our mobile commerce technology, the X-treme Mobility Suite of products and our 724 Solutions Platform. We have applied for patent protection in Canada, the United States, Japan and through the Patent Cooperation Treaty, which is an international patent application designating multiple countries. To date, we have received thirteen patents with respect to the technologies relating to our X-treme Mobility Suite of products.

        There can be no assurance that the confidentiality provisions in our contracts will be adequate to prevent the infringement or misappropriation of our copyrights, pending and issued patents, trademarks and other proprietary rights. There can be no assurance that independent third parties will not develop competing technologies, or reverse engineer our trade secrets, software or other technology. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of Canada and the United States. Therefore, the measures taken by us may not adequately protect our proprietary rights.

        We use certain third-party software that may not be available to us on commercially reasonable terms or prices or at all in the future. Moreover, some of our third-party license agreements are non-exclusive and, therefore, our competitors may have access to some of the same technology.

        To date, we have not been notified that any of our products infringe on the proprietary rights of third parties, but third parties could claim infringement by us with respect to our existing or future products. Any claim of this kind, whether or not it has merit, could result in costly litigation, divert management's attention, cause delays in product installation, or cause us to enter into royalty or licensing agreements on terms that may not be acceptable to us.

EMPLOYEES

        As of March 1, 2003, we had 151 employees worldwide.

RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES IN THE FUTURE.

        We have not been profitable since our inception. Any shortfall in our revenues relative to our expectations could cause a significant increase to our net losses. We cannot predict if we will ever achieve profitability and, if we do, we may not be able to sustain or increase our profitability.

OUR FUTURE REVENUES AND OPERATING RESULTS ARE DEPENDENT TO A LARGE EXTENT UPON UNCERTAIN GENERAL ECONOMIC CONDITIONS.

        Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market, our primary target markets of mobile network operators and financial institutions. If general economic conditions continue to be adverse, if the economies in which our target customers are located suffer from a recession, if demand for our solutions does not expand, or if war or terrorism impacts the U.S., Canada or our other target markets, our ability to increase our customer base may be limited, and our revenue may decrease further.

WE MAY EXPERIENCE AN INCREASE IN PRICE PRESSURE IN THE FUTURE; AND IF WE ARE NOT SUCCESSFUL IN REDUCING OUR COSTS, WE MAY EXPERIENCE A DECREASE IN GROSS MARGINS.

        We believe that certain factors in the current market contribute to the risk that prices and therefore our gross margins will decrease in future fiscal quarters. As our customers continue to assess their business strategies and their budgets for wireless spending, we may feel additional pressure to lower our prices. In 2002, a higher portion of our revenue was derived from performing services as opposed to license fees. If this trend continues, there is a risk that we will experience a decrease in our gross margins.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND ITS FUTURE PROSPECTS.

        Because we are in an early stage of development, our prospects are difficult to predict and may change rapidly. We may encounter difficulties as a young company in a new and rapidly evolving market, including as a result of our dependence on a small number of products with only limited market acceptance. Our business strategy may not be successful, and we may not successfully address these risks.

IF WE DO NOT SUCCESSFULLY DELIVER OUR HOSTING SERVICES, WE MAY NOT BE ABLE TO RETAIN OUR EXISTING CUSTOMERS OR ATTRACT NEW CUSTOMERS.

        Some of our existing customers require, and some potential customers will require, that we host and manage the server infrastructure and software platform as part of the implementation of our software. In 2002, we transferred the management of our application hosting service to Computer Sciences Corporation ("CSC"). We are currently dependent on CSC to provide secure hosting services for our software products. If CSC becomes unable to deliver these services, if CSC does not deliver these services in a manner that is sufficient for our customers' needs, or if other circumstances occur that affect CSC or its computer systems, our hosting services may be substantially impaired. If any of these circumstances occur and cause us to fail to deliver our hosting services, we may lose customers, our reputation may suffer, and our ability to attract new customers may be damaged.

WE HAVE A LENGTHY AND COMPLEX SALES CYCLE FOR SEVERAL OF OUR PRODUCTS, WHICH COULD CAUSE THE DELAY OR LOSS OF REVENUE AND INCREASE OUR EXPENSES.

        Our sales efforts target mobile network operators and large financial institutions worldwide, which require us to expend significant resources educating prospective customers and partners about the uses and benefits of our products. Because the purchase of our products is a significant decision for these prospective customers, they may take a long time to evaluate them. Our sales cycle has typically ranged from four to six months, but can be longer due to significant delays over which we have little or no control. As a result of the long sales cycle, it may take us a substantial amount of time to generate revenue from our sales efforts.

WE FACE RISKS SELLING IN THE MOBILE NETWORK OPERATOR MARKET.

        We have made selling to mobile network operators a primary focus of our activities. In order to encourage these potential customers to adopt and implement our solutions, we may incur higher costs than we have in the past, and we may not be able to attract a large number of these customers. Mobile network operators may not be successful in rolling out our services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry, increase our expenses and damage our reputation.

OUR PRODUCTS HAVE ACHIEVED LIMITED MARKET ACCEPTANCE TO DATE, AND IF THEY FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE OUR BUSINESS WILL NOT GROW.

        Our products are among a number of competing products that are currently available in a new and rapidly evolving market. Other companies may introduce other software products that will compete with ours. Customers may not prefer our products to competing technologies. Some potential customers may be reluctant to work with us due to our low stock price, or due to our financial condition. If customers do not accept our products as the preferred solution, we may not attract new customers and our business will not grow.

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

WE NEED TO RETAIN OUR CUSTOMERS AND ADD NEW CUSTOMERS OR OUR REVENUE MAY BE SUBSTANTIALLY REDUCED AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

        We have agreements with existing customers whereby they have an option to purchase additional software licenses and/or renew their current relationship with us. If any of our customers discontinue their relationship for any reason, do not renew their agreements or seek to reduce or renegotiate their purchase and payment obligations, our revenue may be substantially reduced. In addition, we believe that in the existing environment, customers are reluctant to renew existing contracts and/or add more products and services. Consolidation of companies in the telecommunications industry may reduce the number of potential new customers that would be available to us. If our sales efforts to these potential customers are not successful, our products may not achieve market acceptance and our revenue will not grow. Further decreases in adoption will have a material impact on our revenues.

        In addition, as the market for mobile financial services evolves, our customers may change their plans as to the services that they will provide using our products, which may also cause our revenues to decline.

WE HAVE RELIED ON SALES TO A LIMITED NUMBER OF CUSTOMERS, AND IF WE FAIL TO RETAIN THESE CUSTOMERS OR TO ADD NEW CUSTOMERS, OUR REVENUE MAY BE SUBSTANTIALLY REDUCED AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

        We have historically derived a significant portion of our revenue from the sale of our solutions to a limited number of customers. In the year ended December 31, 2002, we had three customers who accounted for 28%, 20% and 16% of our total revenues. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. If we are not successful in selling additional products and services to these customers in the future, or maintain the amount of revenues that we generate from them, it could have a material impact on our future revenues, and we may encounter difficulties in increasing our market acceptance.

IF WE DO NOT RESPOND ADEQUATELY TO EVOLVING TECHNOLOGY STANDARDS, SALES OF OUR PRODUCTS MAY DECLINE.

        Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to communications and the Internet generally. Wireless Internet access is a rapidly evolving market and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of Internet-based services through wireless devices. In addition, our competitors may develop alternative products that gain broader market acceptance than ours. As a result, the life cycle of our products is difficult to estimate.

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

ANY DISRUPTION OF THE SERVICES SUPPORTED BY OUR PRODUCTS DUE TO ACCIDENTAL OR INTENTIONAL SECURITY BREACHES MAY DAMAGE OUR REPUTATION, REDUCE OUR REVENUE, EXPOSE US TO COSTLY LITIGATION OR REQUIRE CAPITAL INVESTMENTS IN ALTERNATIVE SECURITY TECHNOLOGY.

        Despite our efforts to maximize the security of our platform, we may not be able to stop unauthorized attempts to gain access to or disrupt transactions between our customers and the consumers of their services. Specifically, computer viruses, break-ins and other disruptions could lead to interruptions, delays, loss of data or the inability to accept and confirm the receipt of information or instructions regarding transactions. Any of these events could substantially damage our reputation. We rely on encryption and authentication technology licensed from third parties to provide key components of the security and authentication necessary to achieve secure transmission of confidential information. We cannot necessarily ensure that this technology, future advances in this technology or other developments will be able to prevent security breaches. As a result, we may need to develop or license other technology in the future to address these security concerns.

        Because our activities can involve the storage and transmission of proprietary information such as credit card numbers and bank account numbers, if a third-party were able to steal a user's proprietary information, we could be subject to claims, litigation or other potential liabilities that could cause our expenses to increase substantially. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to costly litigation or a significant loss of revenue. Although our customer agreements contain provisions which limit our liability relating to security to some extent, our customers or their consumers may seek to hold us liable for any losses suffered as a result of unauthorized access to their communications. Any litigation of this kind, regardless of its outcome, could be extremely costly and could significantly divert the attention of our management. We may not have adequate insurance or resources to cover these losses.

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

WE WILL NEED TO RECRUIT, TRAIN AND RETAIN KEY MANAGEMENT AND OTHER QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS.

        Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. However, if our workforce is not properly sized to meet our operating needs, our ability to achieve and maintain profitability is likely to suffer. As indicated in this report, we have substantially reduced the number of our employees. This means that we use a smaller number of employees to conduct some of the operations that were previously performed by a larger workforce, which may cause disruption of our business. Our stock option exchange program and related option issuances in 2002 may not be a sufficient incentive for our personnel to remain in our employment. Our ability to attract potential new employees and retain current employees in the future may suffer as a result of these staffing reductions.

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

WE MAY BE SUBJECT TO LITIGATION CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

        As noted in Item 3 — Legal Proceedings, we were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

OUR PRODUCTS CONTAIN ENCRYPTION TECHNOLOGY WHOSE EXPORT IS RESTRICTED BY LAW, WHICH MAY SLOW OUR GROWTH OR RESULT IN SIGNIFICANT COSTS.

        The U.S., Canadian and other foreign governments generally limit the export of encryption technology, which our products incorporate. A variety of cryptographic products generally require export approvals from certain government agencies in the case of exports from certain countries, although there are currently no restrictions on exports of these products from Canada into the U.S. If any export approval that we receive is revoked or modified, if our software is unlawfully exported or if the U.S., Canadian or other relevant government adopts new legislation or regulations restricting export of software and encryption technology, we may not be able to distribute our products to potential customers, which will cause a decline in sales. We may need to incur significant costs and divert resources in order to develop replacement technologies or may need to adopt inferior substitute technologies to satisfy these export restrictions. These replacement or substitute technologies may not be the preferred security technologies of our customers, in which case our business may not grow. In addition, we may suffer similar consequences if the laws of any other country limit the ability of third parties to sell encryption technologies to us.

IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE OUR SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES.

        To help ensure that we would have sufficient capital to take advantage of our core business opportunities we have taken significant actions since the second quarter of 2001 to reduce our operating expenses. Most of our current operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable and these expense levels are based in part on our expectations regarding future revenues. As a result, any shortfall in our revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. If the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

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

RISK FACTORS RELATED TO OUR INDUSTRY

OUR BUSINESS WILL NOT GROW IF THE USE OF WIRELESS DATA SERVICES DOES NOT CONTINUE TO GROW.

        The markets for wireless data services and related products are still emerging and continued growth in demand for, and acceptance of, these services remains uncertain. Our products depend on the acceptance of wireless data services and Internet-enabled devices in the commercial, mobile network operator and financial markets. Current barriers to market acceptance of these services include cost, reliability, platform and distribution channel constraints, consumer privacy concerns, functionality and ease of use. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet. These products generally are designed for the visual presentation of data, while, until recently, wireless devices historically have been limited in this regard. We cannot be certain that these barriers will be overcome.

        Since the market for our products is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. Our future financial performance will depend in large part upon the continued demand for online financial and data services through wireless application devices. We cannot ensure that a sufficient volume of subscribers will demand these services or will seek these services provided through the Internet on wireless access devices. If the market for these wireless online services grows more slowly than we currently anticipate, our revenue may not grow.

IF FINANCIAL INSTITUTIONS AND OTHER POTENTIAL CUSTOMERS DO NOT CONSIDER THE MOBILE INTERNET TO BE A VIABLE COMMERCIAL MEDIUM, OUR CUSTOMER BASE MAY NOT GROW.

        The success of our products for our financial institution customers depends upon the extent to which these customers accept the mobile Internet as a viable means to deliver their services and carry on aspects of their business. The adoption of the mobile Internet for commerce and communication, particularly by those financial institutions and other companies that have historically relied upon traditional means, generally requires them to understand and accept a new way of conducting business and exchanging information. Financial institutions and other companies may be reluctant or slow to adopt a new, mobile Internet-based strategy because of increased pressure on costs and the complexity and risk involved in developing a solution based on emerging technologies. Reluctance by financial institutions and other potential customers to use the Internet to deliver their services may prevent us from growing.

OUR BUSINESS DEPENDS ON CONTINUED INVESTMENT AND IMPROVEMENT IN COMMUNICATION NETWORKS.

        Some of our customers and other mobile network operators have made substantial investments in 2.5 generation and 3rd generation networks. These networks are designed to support more complex applications, and to provide consumers with a more robust user experience. If network operators delay their deployment of these networks, or do not roll them out successfully, there could be reduced demand for our products and services. In addition, if communication service providers fail to continue to make investments in their networks or at a slower pace in the future, there may be less demand for our products and services.

WE FACE COMPETITION FROM EXISTING AND NEW COMPETITORS AND FROM NEW PRODUCTS, WHICH COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR REVENUE TO DECLINE.

        The widespread adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce products that compete with ours. In addition, competitors may develop or market products and services that are superior or more cost-effective than ours, which could decrease demand for our products and cause our revenue to decline. Currently, our competitors include:

  •
  in-house development teams of mobile network operators and financial institutions;

  •
  software vendors focused on mobile network operators and financial institutions;

  •
  enterprise software vendors and systems integrators;

  •
  network equipment and device manufacturers; and

  •
  mobile access gateway vendors and messaging solution providers.

        We may also face competition in the future from established companies that have not previously entered the market for wireless data infrastructure software and services. Barriers to entry in the software market are relatively low and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, many of our competitors and potential competitors have greater resources, which may enable them to penetrate the market more quickly.

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

IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, WE MAY LOSE OUR COMPETITIVE ADVANTAGE.

        We depend on our ability to develop and maintain the proprietary aspects of our technology. We seek to protect our proprietary technology, including software, documentation and other written materials under patent, trade secret and copyright laws, as well as confidentiality provisions in contracts with our customers, suppliers, contractors and employees, all of which afford limited protection. We cannot ensure that these steps will be adequate, that we will be able to secure the desired patent or trademark registrations for our patent applications in Canada, the U.S. or other countries, or that third parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our copyrights, patents or pending patents, trademarks and other proprietary rights. Similarly, we cannot ensure that our employees will comply with the confidentiality agreements that they have entered into with us, and misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies that are not covered by our patents or reverse-engineer our trade secrets, software or other technology. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the U.S. and Canada. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

THIRD PARTIES MAY CLAIM THAT OUR PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY, WHICH COULD RESULT IN SIGNIFICANT EXPENSES FOR LITIGATION OR FOR DEVELOPING OR LICENSING NEW TECHNOLOGY.

        Although we are not currently aware of any claims asserted by third parties that our products infringe their intellectual property rights, in the future, third parties may assert claims of this kind. We cannot predict whether third parties will assert these types of claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these types of claims, whether they are with or without any merit or whether they are resolved in favor of or against us, or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may not be available on acceptable terms, or at all, which could prevent us from selling our products, increase our expenses or make our products less attractive to customers.

RISKS RELATING TO THE OWNERSHIP AND TRADING OF OUR COMMON SHARES

THE RIGHTS THAT HAVE BEEN AND MAY IN THE FUTURE BE GRANTED TO OUR SHAREHOLDERS MAY ALLOW OUR BOARD AND MANAGEMENT TO DETER A POTENTIAL ACQUISITION OF OUR COMPANY.

        Our board of directors has adopted a shareholder rights plan, or "poison pill," which our shareholders will be asked to ratify at our shareholder meeting scheduled to take place on April 24, 2003. Under the plan, rights to purchase common shares have been issued to holders of common shares. These rights become exercisable under certain circumstances in which someone acquires 20% or more of our outstanding shares. As a result of the plan, anyone wishing to take over the company may be forced under certain circumstances to negotiate a transaction with our board and management or comply with certain bid criteria in order not to trigger the exercise of rights. The need to negotiate with the board or management or to comply with certain bid criteria could add complexity to a proposed takeover. For example, a proposed hostile bidder might have to bring court or regulatory proceedings to have the shareholder rights plan cease-traded. This could prolong the take-over process and, arguably, deter a potential bidder.

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

YOUR TAX LIABILITY MAY INCREASE IF WE ARE TREATED AS A PASSIVE FOREIGN INVESTMENT COMPANY.

        If at any time we qualify as a passive foreign investment company under U.S. tax laws, U.S. Holders (as defined below in this report) may be subject to adverse tax consequences. We could be a passive foreign investment company if 75% or more of our gross income in any year is considered passive income for U.S. tax purposes. For this purpose, passive income generally includes interest, dividends, some types of rents and royalties, and gains from the sale of assets that produce these types of income. In addition, we could be classified, as a passive foreign investment company if the average percentage of our assets during any year that produced passive income or that were held to produce passive income, is at least 50%. If we are classified as a passive foreign investment company, and if U.S. Holders sell any of their common shares or receive some types of distributions from us, they may have to pay taxes that are higher than if we were not considered a passive foreign investment company. It is impossible to predict how much shareholders' taxes would increase, if at all.

        There is a substantial risk that the U.S. Internal Revenue Service ("IRS") will determine that we were a passive foreign investment company for the year 2002. To determine whether we are a passive foreign investment company, our revenue and expenses and the value of our assets would need to be examined each year. The manner in which the tests apply to our business is not certain. The tests are complex and require, among other things, that we determine how much of our income from our license agreements each year will be passive income. In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets. As a result of the size of our cash position and the decline in the market value of our common shares, based on the position of the IRS that for this purpose, cash is considered to be an asset which produces passive income, even if the cash is held as working capital, we would be considered a passive foreign investment company for the year ended December 31, 2002 if our intangible and other assets were valued with reference to the market value of our common shares. Based, however, on our own estimates of the value of our intangible and other assets, which value such assets with reference to factors other than the market value of our common shares, we believe that we should not constitute a passive foreign investment company for the year ended December 31, 2002. However, even if it were determined that we are not a passive foreign investment company for 2002, no assurances can be given that we will not be a passive foreign investment company in future years. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters — Passive Foreign Investment Company Considerations."

        Each holder of our common shares is urged to consult, his, her or its own tax advisor to discuss the potential consequences to such investor if at any time we qualify as a passive foreign investment company.

FUTURE SALES OF COMMON SHARES BY OUR EXISTING SHAREHOLDERS COULD CAUSE OUR SHARE PRICE TO FALL.

        The volume of trading in our common shares on the Toronto Stock Exchange and the NASDAQ SmallCap Market has not been substantial. As a result, even small dispositions of our common shares in the public market could cause the market price of the common shares to fall. The perception among investors that these sales will occur could also produce this effect.

        We have granted options to purchase our common shares in accordance with our 2000 Stock Option Plan and previous stock option plans. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.

        We have entered into a registration rights agreement with certain of our shareholders. Under this agreement, we are obligated, under a number of circumstances, including upon the demand of some of the shareholders that are parties to the agreement, to register a substantial number of our common shares so that they may be freely sold on the NASDAQ SmallCap Market and The Toronto Stock Exchange. This agreement relates to the common shares held by our 5% shareholders, as well as more than 10 million of the common shares that we issued in connection with our acquisition of TANTAU. If these rights are exercised, a substantial number of shares could be sold in the public markets, which is likely to adversely affect our stock price.

IF THE MARKET PRICE OF OUR COMMON SHARES REMAINS BELOW $1.00 WE MAY NOT CONTINUE TO BE LISTED ON NASDAQ.

        Our common shares trade on the NASDAQ SmallCap Market, which has a number of compliance requirements for continued listing. One of these requirements is that the market price of our common shares must be at least US$1.00 for a specified period of time. We are not currently in compliance with this standard. It is our intent to maintain our NASDAQ SmallCap Market listing. In order to achieve this, we currently intend to effect a reverse-stock split following our next annual shareholder meeting, which is scheduled for April 24, 2003, subject to obtaining the necessary shareholder and regulatory approvals. If, however, we are delisted from the NASDAQ SmallCap Market, there would likely be a reduction in the liquidity of our common shares and a further adverse effect on their trading price. Lack of liquidity would also make it more difficult for us to raise capital in the future, effect acquisitions or other strategic transactions, and to retain our personnel.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        Statements in this annual report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those listed under "— Risk Factors" or described elsewhere in this annual report. These forward-looking statements include, but are not limited to, the statements regarding:

  •
  the expected growth in the use of wireless devices, the number of wireless subscribers and demand for wireless services;

  •
  the expected growth in the number of Internet users and e-mail mailboxes, and the number of wireless subscribers accessing data content;

  •
  the introduction of next generation networks and advanced mobile data services;

  •
  our plans to increase our customer base;

  •
  our plans to work with our existing strategic partners and to form additional strategic relationships;

  •
  the portion of our future revenues that will be derived from our relationships with resellers;

  •
  our plans to offer enhanced products and services, and the benefits that customers and consumers will receive from these products and services;

  •
  our plans to market our products and services to new industry sectors;

  •
  our plans to improve our operating efficiency through cost cutting initiatives and our plans to retain our key employees;

  •
  our plans to effect a reverse stock split; and

  •
  the possibility that we will be treated as a passive foreign investment company for U.S. federal tax purposes.

        In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

        In addition, several of the statements set forth under the caption "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" are of a forward-looking nature. These statements include, but are not limited to, the statements regarding:

  •
  the future revenues that we expect to derive from our products and services, and the timing of these revenues;

  •
  our expectations regarding our future profitability, gross margins, cost of revenue, and capital expenditures, and our future research and development, sales and marketing, general and administrative, amortization, stock-based compensation and restructuring expenses;

  •
  our expectations regarding our future capital requirements; and

  •
  our expectations regarding the impact of recent accounting pronouncements upon our future financial statements.

        Among the factors that could cause our actual results or events to differ are the risks that are set forth in this document under the caption "— Risk Factors," in particular:

  •
  the risk that general economic conditions will not improve;

  •
  unanticipated trends and conditions in our industry;

  •
  the risk that we will not have sufficient capital to conduct our operations as planned;

  •
  any delay, inability or difficulty encountered in increasing our revenues from our existing and potential customers; and

  •
  risks relating to our ability to retain our key employees.

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

ITEM 2.    PROPERTIES.

        Our head office is located in Toronto, Ontario Canada. We also have development and sales offices around the world, including Hong Kong, Germany, Switzerland, the United Kingdom and the United States.

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

        The amended complaint in the IPO Allocation Litigation names as defendants, in addition to the Company, some or all of the current or former directors and officers of the Company (the "Individual Defendants") and certain underwriters of the Company's initial public offering of securities (the "Underwriter Defendants"). In general, the amended complaint alleges that the Underwriter Defendants: (1) allocated shares of the Company's offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company's initial public offering to certain of the Underwriter Defendants' customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The amended complaint also alleges that the Company and the Individual Defendants failed to disclose these facts and that the Company and the Individual Defendants were aware of, or disregarded, the Underwriter Defendants' conduct. In October 2002, the Individual Defendants were dismissed from the IPO Allocation Litigation without prejudice. In July 2002, the Company and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to the Company and most other issuers in February 2003.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common shares are listed on the Nasdaq SmallCap Market under the symbol "SVNX" and on The Toronto Stock Exchange (the "TSX") under the symbol "SVN." The following table sets forth the high and low closing sales prices per share of our common shares as reported on the Nasdaq SmallCap Market and The Toronto Stock Exchange for each of the quarters during the fiscal years ending December 31, 2002 and December 31, 2001.

Year Ended December 31, 2002

	724 Solutions.
	Nasdaq US$		TSX [Cdn. $]
	High	Low	High	Low
Q1	$2.58	$1.28	$4.13	$2.06
Q2	$1.31	$0.45	$2.08	$0.67
Q3	$0.60	$0.32	$0.94	$0.52
Q4	$0.73	$0.26	$1.25	$0.44

Year Ended December 31, 2001

	724 Solutions.
	Nasdaq US$		TSX [Cdn. $]
	High	Low	High	Low
Q1	$27.62	$9.40	$41.82	$15.00
Q2	$12.13	$5.80	$18.78	$8.83
Q3	$7.57	$2.02	$11.16	$3.13
Q4	$2.80	$1.07	$4.50	$1.70

RECORD HOLDERS

        As of March 1, 2003, approximately 189 of the holders of record of our Common Shares had addresses in the U.S. These holders owned 38,420,000 Common Shares, or approximately 64.2% of our total issued and outstanding Common Shares.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common shares. We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

        The information set forth in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March         , 2003, under the caption "Executive Compensation — Summary Information Concerning Stock Option Plans," is incorporated by reference herein.

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

  •
  persons who own (actually or constructively) 5% or more of either the total voting power or total value of all capital stock of 724 Solutions;

  •
  persons subject to the alternative minimum tax;

  •
  persons who are or have been residents of Canada or engaged in a trade or business in Canada through a permanent establishment;

  •
  persons who hold their shares as part of a hedge, straddle or conversion transaction;

  •
  persons whose functional currency is not the U.S. dollar;

  •
  insurance companies;

  •
  financial institutions;

  •
  dealers in securities;

  •
  traders that mark to market;

  •
  tax-exempt organizations; and

  •
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

TAXATION OF DIVIDENDS

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

TAXATION OF GAINS

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

PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS

        The rules governing "passive foreign investment companies" can have significant tax effects on U.S. Holders. If we are a passive foreign investment company, or "PFIC", for any taxable year in which a U. S. Holder owns any of our common shares, the U.S. federal income tax consequences of owning and disposing of common shares may differ from those described above. Our treatment as a PFIC could result in a reduction in the after-tax return to the U.S. Holders of our common shares.

        For U.S. federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is "passive income," or (ii) at least 50% of the average value (or in some cases, adjusted tax basis) of all of our assets for the taxable year produce or are held for the production of "passive income." For this purpose, passive income generally includes interest, dividends, some types of rents and royalties, annuities and the excess of gains over losses from the disposition of assets that produce these types of income.

        There is a substantial risk that the IRS will determine that we were a PFIC for the year 2002. To determine whether we are a PFIC, our revenue and expenses and the value of our assets would need to be examined each year. The manner in which the tests apply to our business is not certain. The tests are complex and require, among other things, that we determine how much of our income from our license agreements each year will be passive income. In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets. As a result of the size of our cash position and the decline in the market value of our common shares, based on the position of the IRS that for this purpose, cash is considered to be an asset which produces passive income, even if the cash is held as working capital, we would be considered a PFIC for the year ended December 31, 2002 if our intangible and other assets were valued with reference to the market value of our common shares. Based, however, on our own estimates of the value of our intangible and other assets, which value such assets with reference to factors other than the market value of our common shares, we believe that we should not constitute a PFIC for the year ended December 31, 2002. However, even if it were determined that we are not a PFIC for 2002, no assurances can be given that we will not be a PFIC in future years.

        If we are a PFIC for U.S. federal income tax purposes, for any taxable year in which a U.S. Holder owns common shares, such U.S. Holder would be subject to certain U.S. tax consequences, including special rules applicable to certain "excess distributions," as defined in Section 1291 of the Code, and gain on the sale of common shares. In general, the U.S. Holder must allocate the excess distribution or gain ratably to each day in such holder's holding period for the common shares. The portion of the excess distribution or gain allocated to the current taxable year and any taxable year in the holding period before we were a PFIC would be taxed as ordinary income for the current year. The portion of the excess distribution or gain allocated to each of the other taxable years would be subject to tax at the maximum ordinary income rate in effect for such taxable year and an interest charge would be imposed on the resulting tax liability determined as if that liability had been due with respect to that prior year.

        The tax consequences referred to above will not apply if the U.S. Holder makes a timely election to treat us as a qualified electing fund, or QEF, for the first taxable year in which the U.S. Holder owns common shares and in which we are a PFIC, and certain other requirements are satisfied. A shareholder making the QEF election is required for each taxable year to include in income a pro rata share of the ordinary income and net capital gain of the QEF, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge. The inclusion in income is required regardless of whether or not we actually distribute any dividends, and a U.S. Holder could therefore have a tax liability for our earnings or gain without a corresponding receipt of cash. To make a QEF election, U.S. Holders will need to have an annual information statement from us setting forth, among other things, our earnings and capital gains for the year. Because of the substantial risk that the IRS will determine that we are a PFIC, we will supply the PFIC annual information statement to any U.S. Holder who requests it, provided we are able to do so. Further information can be obtained from Investor Relations, (416) 226-2900 x3390, ir@724.com.

        The QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the IRS. In general, a U.S. Holder must make a QEF election on or before the due date for filing its income tax return for the first year to which the QEF election will apply. In certain circumstances, however, U.S. Holders may make a retroactive election to be treated as a QEF. This retroactive election in some cases requires the filing of a protective statement with the holder's income tax return for the first year to which the QEF election would apply. In addition, QEF elections may in certain circumstances be made for years after the first year in which we are a PFIC, but adverse consequences may result from elections filed for such years. U.S. Holders should consult with their own tax advisors concerning the advisability, requirements, procedures and timing for making a QEF election or a retroactive QEF election.

        As an alternative to making the QEF election the U.S. Holder of PFIC stock which is publicly traded may in certain circumstances avoid the tax consequences generally applicable to holders of a PFIC by electing to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder's adjusted tax basis in the PFIC stock. Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years. This election is available for so long as our common shares constitute "marketable stock." The term "marketable stock" includes stock of a PFIC that is "regularly traded" on a "qualified exchange or other market." Generally, a "qualified exchange or other market" means (i) a national securities exchange which is registered with the U.S. Securities and Exchange Commission or the national market system established pursuant to Section 11A of the Securities Exchange Act of 1934 or (ii) a foreign securities exchange that meets certain requirements. A class of stock that is traded on one or more qualified exchanges or other markets is "regularly traded" on such exchanges or markets for any calendar year during which such class of stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. We believe that the Nasdaq SmallCap Market will constitute a qualified exchange or other market for this purpose. However, no assurances can be provided that our common shares will continue to trade on the Nasdaq SmallCap Market, that the Toronto Stock Exchange will be deemed to be a qualified exchange or other market for this purpose, or that the shares will be regularly traded for this purpose.

        Any U.S. Holder who owns, directly or indirectly, any stock in a PFIC must file an annual return with the IRS. All U.S. Holders are advised to consult their own tax advisers about the PFIC rules generally and about the advisability, requirements, procedures and timing of their making any of the available tax elections, including the QEF or mark-to-market elections.

U.S. BACKUP WITHHOLDING AND INFORMATION REPORTING

        A holder of 724 Solutions common shares may, under certain circumstances, be subject to certain information reporting requirements and backup withholding tax at the rate of 30% with respect to dividends paid on the 724 Solutions common shares, or the proceeds of sale of the 724 Solutions common shares, unless such holder (i) is a corporation or comes within certain other exempt categories, and when required, demonstrates this fact or (ii) provides a correct taxpayer identification number ("T.I.N."), certifies that such holder is not subject to backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A holder of 724 Solutions common shares who does not provide a correct T.I.N. may be subject to penalties imposed by the U.S. Internal Revenue Service. Any amount withheld under backup withholding rules generally will be creditable against the holder's U.S. federal income tax liability and a holder may obtain a refund of any excess amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

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

DISPOSITIONS

        A non-resident holder will not be subject to tax under the Act in respect of capital gains realized on the disposition or deemed disposition of 724 Solutions common shares unless such shares are "taxable Canadian property" (within the meaning of the Act) to the holder at the time of the disposition. 724 Solutions common shares will generally not constitute taxable Canadian property to a non-resident holder provided such shares are listed on a prescribed stock exchange (which currently includes the TSX and NASDAQ) on the date of disposition and, at any time during the five-year period immediately preceding the disposition or deemed disposition of the 724 Solutions common shares, the non-resident holder or persons with whom such holder did not deal at arm's length or the non-resident holder and such persons has not had an interest in or an option to acquire not less than 25% of the issued shares of any class or series of the capital stock of 724 Solutions. Even if the 724 Solutions common shares are taxable Canadian property to a non-resident holder, any capital gain realized by such holder on a disposition of such shares may be exempt form Canadian tax under an applicable income tax treaty. The Canada-U.S. Tax Convention will generally exempt such a non-resident holder, who is resident in the United States for purposes of the Canada-U.S. Tax Convention from tax in respect of the disposition provided the value of the 724 Solutions common shares is not derived principally from real property situated in Canada. 724 Solutions is of the view and has advised counsel that the value of the 724 Solutions common shares is not currently derived principally from real property situated in Canada.

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

RECENT SALES OF UNREGISTERED SECURITIES

        None.

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our audited financial statements, which are included elsewhere in this report. The selected statement of operations data for the period from December 31, 1998 to December 31, 1999 and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from other audited financial statements not included in this report. These operating results are not necessarily indicative of results for any future period. The information for 2001 and 2002 give effect to our January 2001 acquisition of TANTAU. You should not rely on them to predict our future performance. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information beginning on page F-1 in this report, as well as the information set forth under "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA

Years ended December 31, 2002, 2001, 2000, 1999 and 1998
(in thousands of U.S. dollars, except number of shares and per share amounts)

	2002	2001	2000	1999	1998
Revenue:
Product	$8,823	$27,054	$14,191	$1,697	$1,678
Less stock-based compensation related to software development			(248)	(1,644)	(1,395)
Services	11,905	16,763	7,303	1,169	208

Total Revenue	$20,728	$43,817	$21,246	$1,222	$491

Operating expenses:
Cost of revenue	7,277	19,286	12,560	1,839	61
Research and development	16,636	39,052	28,876	7,158	2,087
Sales and marketing	17,241	36,807	12,531	2,574	378
General and administrative	6,973	15,904	13,868	3,609	502
Depreciation	5,068	8,142	3,946	752	88
Amortization of intangible assets	4,418	80,172	18,843	—	—
Stock-based compensation:
Cost of revenue	311	411	653	19	21
Research and development	10,872	27,730	3,748	97	107
Sales and marketing	3,833	11,077	484	24	27
General and administrative	2,787	7,951	1,530	25	26
Restructuring costs	20,649	16,488	—	—	—
Write-down of fixed assets and goodwill and other intangible assets	7,624	324,617	—	—	—

Total operating expenses	$103,689	$587,637	$97,039	$16,097	$3,297

Loss from operations	(82,961)	(543,820)	(75,793)	(14,875)	(2,806)
Interest income	751	5,773	11,582	1,044	107
Equity in loss of affiliate	—	(1,591)	(943)	—	—

Loss before write-down of long-term investments	$(82,210)	$(539,638)	$(65,154)	$(13,831)	$(2,699)
Gain (loss) on sale of investments	150	(4,591)	—	—	—
Write-down of long-term investments	(5,347)	(9,975)	—	—	—
Dilution gain	—	—	1,890	—	—

Loss for the period	$(87,407)	$(554,204)	$(63,264)	$(13,831)	$(2,699)

Basic and diluted loss per share	$(1.47)	$(9.72)	$(1.71)	$(0.82)	$(0.47)

Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	59,419	57,015	36,963	16,887	5,784

Cash and cash equivalents (note 4)	$19,129	$60,279	$73,898	$65,287	$2,976
Short-term investments (note 4)	19,524	28,857	92,726	—	—
Working capital	27,306	75,512	149,782	58,805	2,333
Intangible and other assets	13,983	35,729	90,563	1,100	—
Total assets	55,666	135,830	287,316	73,242	3,892
Total shareholders' equity	41,289	109,246	262,263	62,168	3,193

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read together with our audited annual consolidated financial statements for the year ended December 31, 2002 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

        Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Regarding Forward-Looking Statements."

OVERVIEW

        724 Solutions Inc. is a leading global provider of Internet infrastructure software and applications for the mobile Internet. We were incorporated in 1997 and in 1999 we introduced our initial financial services products and solutions. In 2001, we began offering our Alerts and our Mobile Internet Gateway products to mobile network operators. In October 2002, our products and solutions for the mobile network operators were re-branded as the X-treme family of products. These products consist of software applications and infrastructure software that enables the delivery of secure applications and mobile transaction solutions to a wide range of Internet enabled communications devices.

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

        724 Solutions delivers reliable, scalable technology and solutions that allow mobile network operators to rapidly deploy flexible and open, next-generation IP-based network and data services.

        Financial institutions use 724's financial solutions to enable an intelligent and proactive interaction with their retail and commercial banking clients, allowing these financial institutions to improve customer satisfaction and retention while at the same time lowering their operating costs.

        Our customers currently include leading mobile network operators and financial institutions. With our corporate office in Toronto, Canada, we have development and sales offices around the world, including, Hong Kong, Germany, Switzerland, the United Kingdom and the United States.

DEVELOPMENTS IN 2002

RESTRUCTURING AND OTHER CHARGES

        During 2002, we continued our cost reduction initiatives that we began in 2001. These efforts were implemented in order to reduce our overall operating costs and to realign our operating expenses and investments with a view to achieving operational profitability.

        In the January 2002 phase of our restructuring program, we reduced our worldwide work force by 98 people, closed redundant facilities, wrote-down inventory assets that are no longer part of our future strategy and wrote-down unused fixed assets. In addition, as part of that phase of restructuring, we formed an alliance with Computer Sciences Corporation ("CSC"). CSC provides application hosting services to support our current hosting agreements and we work with CSC to assist our new customers with their hosting requirements. As a result of these transactions, we recorded $17.0 million in restructuring charges and $4.1 million relating to the write-down of redundant fixed assets.

        In the August 2002 phase of our restructuring program, we initiated a further series of actions to reduce our operating costs, which we believe will help accelerate our path to profitability. These actions were undertaken in part to balance our investment across our two key markets, the mobile network operator and financial services markets. We reduced our workforce by approximately 100 people globally. With this latest reduction, we have re-aligned our workforce to allow us to continue to focus on delivering software applications and infrastructure software to mobile network operators while servicing our global installed base of financial services clients. As a result, in the third quarter of 2002, we recorded $3.6 million of restructuring charges and a $2.2 million write-down of redundant fixed assets. This restructuring charge was partially offset in the third quarter by a reversal of $400,000 related to a favorable outcome on a previously provided for lease settlement.

WRITE-DOWN OF LONG-TERM INVESTMENTS

        During the year, we reviewed the carrying value of our long-term investments, which include minority investments in shares of privately held technology companies, and concluded that they had suffered an other than temporary decline in value. Accordingly, we recorded a $5.3 million non-cash charge as an other than temporary decline in the value of our long-term investments.

STOCK OPTION TENDER OFFER

        In January 2002, because a large percentage of our outstanding options had exercise prices that were significantly higher than the prices at which our common shares then traded on the NASDAQ National Market and the Toronto Stock Exchange, we initiated a voluntary stock option exchange program. This program was offered to a majority of our employees, but not our directors, executive officers, selected senior personnel and some foreign-based employees who due to local regulations were ineligible to participate in an exchange program. Approximately 1.4 million options were tendered, accepted and cancelled under this program.

        We recorded approximately $1.4 million in stock compensation expense during the first quarter of 2002 related to the immediate recognition of deferred stock-based compensation for those employees who chose to tender their options. In August 2002, we issued just under 1.2 million options under this program.

        Also in August 2002, in connection with this program we made a special grant of options to our directors, executive officers, senior personnel and employees ineligible for the exchange program and who were still with the company at the time of the grant. We issued 2.7 million options under this program, 800,000 of which had been cancelled by December 31, 2002 as some recipients had left the Company.

        See note 9 to our annual audited financial statements for the year ended December 31, 2002, for further details on the stock option exchange program.

CRITICAL ACCOUNTING POLICIES

        We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting polices and financial disclosures. We have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting polices are described in Note 2 to our audited annual consolidated financial statements for the year ended December 31, 2002.

REVENUE RECOGNITION

SOURCES OF REVENUE

        We derive revenue from licensing our products and providing related services, including installation, integration, training, maintenance and support, and application hosting services. We recognize revenue from our license agreements when all the following conditions are met:

  •
  We have an executed license agreement with the customer/reseller;

  •
  We have delivered the software product to the customer/reseller;

  •
  The amount of the fees to be paid by the customer/reseller is fixed and determinable; and

  •
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

PRODUCT REVENUE

        Product revenue consists of the following:

  •
  Fixed License Fee Arrangement — a one-time license fee for a fixed number of copies or unlimited use of the software with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter.

  •
  Variable License Fee Arrangement — a variable license fee based on a per user fee with or without specified quarterly minimum payments. We recognize revenue from these contracts on a quarterly basis as the amount is determined. Our revenue under this model will vary with the number of our customers' end users. However, over time, we believe that these fees will grow as our customers roll out services based on our products or solutions to substantial numbers of their customers.

  •
  Reseller Arrangement — the reseller generally pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above.

  •
  Solutions Arrangement — there are two key factors that distinguish what we consider to be a solutions sale versus a software and services sale. Firstly, in a solutions sale, there may initially be a higher mix of service revenue than in a software sale. Secondly, in a solutions sale the services include the development and implementation of customized software code and more complex interfaces than in a software sale, where the contracted services are primarily installation services. Recognition of revenue from such contracts will primarily be based on the percentage of work completed as described below under service revenue.

        For licensing and services agreements that provide significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to expectations, we defer recognition of revenue for the amount subject to refund or penalty until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such agreements.

SERVICE REVENUE

IMPLEMENTATION AND CUSTOMER SERVICE FEES

        Revenue from implementation and customer services includes fees for implementation of our product offerings, consulting and training services. In 2002, services revenue also included fees earned from consulting projects, which required us to build customized code and more complex interfaces than we would for a typical installation. Customers are charged a fee based on time and expenses. Revenue from implementation and customer service fees is recognized as the services are performed or deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such contracts.

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

HOSTING FEES

        We no longer provide hosting services directly, but instead have arranged an alliance with CSC, whereby CSC is our preferred hosting partner for current and future customer deployments where hosting is or will be required. Under our existing hosting contracts, we typically charge customers a monthly flat fee or a monthly fee based on the number of users. The fees are recognized on a monthly basis. For a more detailed description of revenue recognition polices, refer to note 2(c) of our annual audited consolidated financial statements for the year ended December 31, 2002.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

        In the year ended December 31, 2002, product revenue decreased to $8.8 million from $27.1 million in 2001. Due to poor economic conditions, our customers were reluctant to make large upfront commitments on license fees, and we experienced a reduction in the number of customers deploying our products and solutions.

SERVICE REVENUE

        Service revenue decreased to $11.9 million for the year ended December 31, 2002 from $16.8 million in 2001. The decrease in service revenue is due to the decline in the number of projects implemented by our customers and the continuing general weakness in the economy.

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

        Cost of revenue was $7.3 million for the year ended December 31, 2002, compared to $19.3 million in 2001. COR decreased in 2002 as the number of projects deployed was down and because we eliminated costs not essential to our focus on our two key markets, the mobile network operator and financial services markets.

RESEARCH AND DEVELOPMENT

        Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

        Research and development (R&D) decreased to $16.6 million for the year ended December 31, 2002 compared to $39.1 million in 2001. The decrease is a result of our 2001 and 2002 restructuring initiatives in which we reduced our R&D headcount and developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 80% for the year ended December 31, 2002, compared to 89% in 2001.

SALES AND MARKETING

        Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

        Sales and marketing (S&M) expenses were $17.2 million for the year ended December 31, 2002 compared to $36.8 million in 2001. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs as part of our restructuring efforts in 2001 and 2002. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions.

GENERAL AND ADMINISTRATIVE

        General and administrative (G&A) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as facilities, travel and professional consulting costs. Our corporate staff includes several of our executive officers and our financial planning and control, legal, human resources and corporate administration staff.

        Our G&A expenses decreased to $7.0 million for the year ended December 31, 2002 compared to $15.9 million in 2001. The decrease in G&A expenses reflected our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient in order to support our business in the current market environment.

DEPRECIATION AND AMORTIZATION

        Depreciation expense was $5.1 million in the year ended December 31, 2002 compared to $8.1 million in 2001. The decrease is a result of the decommissioning of our redundant fixed assets and reductions in our capital expenditure budget as part of our restructuring initiatives.

        Amortization expense decreased to $4.4 million for the year ended December 31, 2002, compared to $80.2 million in 2001. The decrease is attributable to lower amortization as a result of the write-down of intangibles and other assets in fiscal 2001 and the adoption of SFAS No. 142 and CICA Handbook section 3062, which require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002 (see "Significant Accounting Policies" in the note to our consolidated financial statements). The amortization expense in 2002 represents the amortization of acquired technology, which is being amortized over a period of two to five years. As described in Note 7 of our consolidated financial statements, at the end of 2002, the carrying value of goodwill was $9.1 million and the carrying value of acquired technology was $3.5 million.

STOCK-BASED COMPENSATION

        Stock-based compensation primarily represents amortization of deferred stock-based compensation that we recorded as a result of assuming, through our acquisitions, stock option plans that included unvested options and common shares. This stock based compensation is being amortized on a straight-line basis over the remaining vesting period of these options, which will end in 2003. Also included in stock-based compensation is the immediate recognition of stock compensation expense for those terminated employees who had options that immediately vested upon their termination, and the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002.

        Stock-based compensation decreased to $17.8 million for year ended December 31, 2002, compared to $47.2 million in the comparative periods in 2001. The decrease in 2002 resulted mainly from the fact that the 2001 expense included significant charges related to the immediate recognition of deferred stock-based compensation associated with employees who were terminated as part of our restructuring plan in 2001.

RESTRUCTURING COSTS

        With the downturn in general economic conditions, in the second quarter of 2001 we began to identify areas to reduce costs and to implement a restructuring initiative. We eliminated duplicate resources and positions, narrowed our product offerings and streamlined our operating processes. As a result of these efforts, in the year ended December 31, 2001, we recorded $16.5 million in restructuring costs. We continued with this restructuring in 2002 and, as a result, we recorded a restructuring charge of $20.6 million for year ended December 31, 2002. This was comprised of $7.4 million in hosting exit costs, the majority of which related to fees to be paid to CSC to assume the obligation to provide services under our hosting contracts; $8.0 million in employee severance charges; $2.5 million in lease exit costs related to the closing of several of our offices; and $2.7 million for the write-down of inventory assets that are no longer a part of our current business strategy. In addition, we recorded a $6.3 million charge in 2002 related to the decommissioning of our redundant fixed assets compared to $3.2 million in 2001. Included in our "Accrued Liabilities" as at December 31, 2002 is approximately $5.0 million in restructuring reserve. This includes severance costs of $1.0 million, lease exit costs of $1.5 million and hosting exit costs of $2.5 million. See note 16 to our annual audited consolidated financial statements for further details.

INTEREST INCOME

        Interest income decreased to $751,000 for the year ended December 31, 2002, compared to $5.8 million in 2001. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income is net of interest expense relating to our note payable. Interest income decreased in 2002 compared to 2001 because we have reduced holdings of cash and cash equivalent balances and short-term investments and due to a significant decline in interest rates.

EQUITY IN LOSS OF AFFILIATE

        Until October 2002, we owned 24.9% of the equity of Maptuit, Inc. We accounted for our investment in Maptuit using the equity method, which required us to adjust the original cost of the investment for our share of post-acquisition income and losses, less dividends, but only to the extent that the carrying value of the investment was not less than zero. As at December 31, 2001, the carrying value of Maptuit was zero, therefore we did not record additional losses of Maptuit for the year ended December 31, 2002. This compared to a loss of $1.6 million for the year ended December 31, 2001. In October 2002, we sold our interest in Maptuit for proceeds of $150,000.

NET LOSS

        Our net loss decreased to $87.4 million for year ended December 31, 2002 compared to $554.2 million in 2001. Our net loss decreased due to the significant restructuring charges and write down of intangible assets recorded in 2001 and the substantial reduction in our operating expenses resulting from our restructuring initiatives. Also, we no longer amortize goodwill under SFAS No. 142 and CICA Handbook section 3062. If SFAS No. 142 and CICA Handbook section 3062 had been adopted in the year 2001, the loss in that year would have been $483.2 million.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUE

PRODUCT REVENUE

        In the year ended December 31, 2001, product revenue increased to $27.1 million from $13.9 million in 2000. Product revenue increased in 2001 compared to 2000 as a result of our acquisition of TANTAU and the increase in the number of customers licensing our products. In addition, in 2000, our product offerings were limited to our banking and brokerage products, whereas in 2001, we generated more sales from our expanded suite of product offerings, including credit cards, alerts, payments and platform products. In 2001, we expanded our sales force and formed new relationships to gain customers outside of North America.

SERVICE REVENUE

        Service revenue increased to $16.8 million in the year ended December 31, 2001 compared to $7.3 million in 2000. The change from 2000 was largely attributable to increases in consulting and implementation fees from additional customers and increases in maintenance fees due to growth in product sales. The increase in consulting and implementation fees resulted primarily from the additional implementation services performed in connection with our banking and brokerage, credit card, payments and alerts product offerings. In addition, in 2001, we derived consulting revenue from performing strategic consulting work relating to assisting a number of customers with their wireless and mobile offerings.

OPERATING EXPENSES

COST OF REVENUE

        Cost of revenue was $19.3 million for the year ended December 31, 2001 compared to $12.6 million for 2000. The increase was mainly due to the fact that in 2001 we had more customers for whom we were performing consulting and implementation work than we did in 2000. Cost of revenue for the year ended December 31, 2001 was 44% of revenue compared to 59% for the same period in 2000.

RESEARCH AND DEVELOPMENT

        Research and development (R&D) expenses increased to $39.1 million in the year ended December 31, 2001 compared to $28.9 million in 2000. The increase mainly reflected the growth in R&D personnel in the first six months of 2001 before the restructuring, mainly as a result of our acquisitions of Ezlogin, Spyonit and TANTAU. This increase also resulted from our investment in developing our "724 Payments" solution. R&D expense, as a percentage of revenue, was 89% for the year ended December 31, 2001 compared to 136% for the same period in 2000. The goals of the restructuring and realignment of our business in 2001, were to have a more streamlined, integrated and focused product road map and reduce duplication in the R&D process. We began to see benefits in our restructuring materialize in the third quarter of fiscal 2001 as R&D expenses decreased in absolute dollars from the second quarter of 2001, when the restructuring initiative began.

SALES AND MARKETING

        Sales and marketing (S&M) expenses were $36.8 million for the year ended December 31, 2001 compared to $12.5 million in 2000. With the acquisition of TANTAU, these costs increased as we had additional sales personnel to manage our relationships with our major customers and strategic alliances and to expand our business in Europe and the Asia Pacific region. In addition, the increase in absolute dollars was attributable to our strategy of expanding our reach to new markets and of increasing our efforts to sell our suite of products. S&M expenses, as a percentage of revenues, increased to 84% in the year ended December 31, 2001 from 59% in 2000.

GENERAL AND ADMINISTRATIVE

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

DEPRECIATION AND AMORTIZATION

        Depreciation expense increased to $8.1 million in the year ended December 31, 2001, compared to $3.9 million in 2000. The increase reflected our capital spending in the first half of 2001, relating to equipment for our hosting facilities, computer hardware, office furniture and leasehold improvements at our facilities to support the additional personnel that we had hired and/or acquired through our acquisitions.

        Amortization expense increased to $80.2 million for the year ended December 31, 2001 compared to $18.8 million in 2000. The increase was mainly due to the amortization of the goodwill and acquired intangibles from our acquisitions of Ezlogin, Spyonit and TANTAU. As a result of the write-down of our intangible and other assets in the year ended December 31, 2001, as described in Note 16 of our consolidated financial statements, we had at the end of 2001 approximately $9.1 million and $8.8 million as the carrying value of goodwill and acquired technology, respectively.

STOCK-BASED COMPENSATION

        Stock-based compensation increased to $47.2 million for the year ended December 31, 2001 from $6.4 million in the same period of 2000. Most of the increase was attributed to the amortization of the deferred stock compensation recorded as part of the TANTAU acquisition in the first quarter (this amount is being amortized over a maximum period of two years, starting January 17, 2001) and the immediate recognition of stock compensation expense for those terminated employees who had options that vested immediately upon their termination.

RESTRUCTURING COSTS

        With the downturn in general economic conditions, we worked to identify areas to reduce costs by eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. As a result of this realignment, in the year ended December 31, 2001 we recorded a restructuring charge of $16.5 million related to employee severance and lease costs for the closing of several of our offices. In addition, we recorded $3.2 million related to the decommissioning of our redundant fixed assets and $3.6 million related to the immediate recognition of deferred stock based compensation expenses related to employees whose stock options vested upon termination of their employment. Included in our "Accrued Liabilities" at year end 2001 was approximately $8.9 million in restructuring reserve relating to unpaid severance costs and lease exit costs.

WRITE-DOWN OF INTANGIBLE AND OTHER ASSETS AND ACQUIRED BUSINESSES

        We performed an assessment of the carrying values of intangible and other assets recorded in connection with our various acquisitions: TANTAU, Spyonit and Ezlogin. The assessment was performed because a number of factors indicated that an impairment existed in the year ended December 31, 2001. The main indicators of impairment were the significant changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies such as revenue multiples, significant negative industry and economic trends impacting both our current operations and expected future growth rates, and our decisions related to the abandonment of certain acquired technology. Based on these factors, we concluded that a significant other than temporary impairment existed with respect to our intangible assets, which primarily related to the goodwill and acquired technology associated with the acquisitions of Ezlogin, Spyonit and TANTAU.

        In quantifying the impairment charge, we compared the expected future cash flows of each acquisition, including terminal value, to the respective carrying value of the assets of the business, including assigned goodwill. Variables in the cash flow included estimated revenue contribution to our overall revenue and estimated costs. The cash flow periods used ranged between three and five years, consistent with the useful life of the related asset acquired. The discount rate ranged between 15 and 20 percent and was based on the risk free rate, adjusted for risk factors of the acquired company.

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

INTEREST INCOME

        Interest income decreased to $5.8 million in the year ended December 31, 2001, compared to $11.6 million in the same period of 2000. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares, including, in particular, the proceeds from our initial public offering in the first quarter of 2000. Interest income decreased in 2001 compared to 2000 because we had smaller holdings of cash and cash equivalent balances and short-term investments.

EQUITY IN LOSS OF AFFILIATE

        We owned 24.9% of the equity of Maptuit, as of December 31, 2001. Our investment in Maptuit was accounted for using the equity method. Our share in the net loss of Maptuit was $1.6 million compared to a net gain of $947,000 in 2000. The net gain in 2000 consisted of an equity loss of $943,000 offset by a dilution gain of $1.9 million recorded as a result of Maptuit financings in 2000.

WRITE-DOWN OF LONG-TERM INVESTMENTS

        In the year ended December 31, 2001, we reviewed the carrying values of our long term investments. Due to adverse changes in operating market conditions, several of our long-term investments in other companies had experienced a significant other than temporary decline in their values. In order to determine the amount of the write-down, we assessed the fair market value of these investments and compared them to the investments' carrying values. The fair market value of these investments was based on a combination of the following:

  •
  if public, recent trading prices and trend in trading prices;

  •
  values indicated by recent rounds of financing in the investee company;

  •
  valuations performed by the investee company or venture capitalists if the investee company is seeking a round of financing; and

  •
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

QUARTERLY RESULTS OF OPERATIONS

        The following tables set forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters ended December 31, 2002. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

2002	Mar. 31	Jun. 30	Quarter Ended Sept. 30	Dec. 31	Total Year
	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$2,555	$1,572	$1,743	$2,953	$8,823
Services	1,958	3,436	3,809	2,702	11,905

Total revenue	4,513	5,008	5,552	5,655	20,728
Operating expenses:
Cost of revenue	1,703	2,669	1,225	1,680	7,277
Research and development	5,752	4,106	3,761	3,017	16,636
Sales and marketing	6,376	4,342	3,819	2,704	17,241
General and administrative	2,400	1,546	1,708	1,319	6,973
Depreciation	1,682	1,478	1,334	574	5,068
Amortization of intangible assets	1,153	1,011	1,011	1,243	4,418
Stock-based compensation:
Cost of revenue	146	54	54	57	311
Research and development	5,118	1,879	1,879	1,996	10,872
Sales and marketing	1,805	662	662	704	3,833
General and administrative	1,311	482	482	512	2,787
Restructuring costs	16,987	—	3,662	—	20,649
Write-down of fixed assets and goodwill and other intangible assets	4,134	—	2,205	1,285	7,624

Total operating expenses	48,567	18,229	21,802	15,091	103,689

Loss from operations	(44,054)	(13,221)	(16,250)	(9,436)	(82,961)
Interest income	386	139	60	166	751

Loss before write-down of long-term investments	(43,668)	(13,082)	(16,190)	(9,270)	(82,210)
Gain on sale of investments	—	—	—	150	150
Write-down of long-term investments	—	—	(5,280)	(67)	(5,347)

Loss for the period	$(43,668)	$(13,082)	$(21,470)	$(9,187)	$(87,407)

Basic and diluted loss per share	$(0.75)$	(0.22)	$(0.36)	$(0.15)	$(1.47)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	58,583	59,635	59,647	59,784	59,419

Quarterly Results of Operations

2001	Mar. 31	Jun. 30	Quarter Ended Sept. 30	Dec. 31	Total Year
	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$9,127	$8,976	$6,614	$2,337	$27,054
Services	4,722	5,102	3,427	3,512	16,763

Total revenue	13,849	14,078	10,041	5,849	43,817
Operating expenses:
Cost of revenue	5,090	5,646	4,232	4,318	19,286
Research and development	11,189	11,728	9,308	6,827	39,052
Sales and marketing	9,029	10,594	9,751	7,433	36,807
General and administrative	6,586	3,997	2,416	2,905	15,904
Depreciation	1,742	2,155	2,422	1,823	8,142
Amortization of intangible assets	23,870	27,375	26,964	1,963	80,172
Stock-based compensation:
Cost of revenue	207	230	(171)	145	411
Research and development	6,113	7,988	8,326	5,303	27,730
Sales and marketing	2,529	2,815	2,804	2,929	11,077
General and administrative	1,839	2,047	2,757	1,308	7,951
Restructuring costs	—	3,433	—	13,055	16,488
Write-down of fixed assets and goodwill and other intangible assets	—	—	321,461	3,156	324,617

Total operating expenses	68,194	78,008	390,270	51,165	587,637

Loss from operations	(54,345)	(63,930)	(380,229)	(45,316)	(543,820)
Interest income	2,476	1,605	1,101	591	5,773
Equity in loss of affiliate	(278)	(480)	(420)	(413)	(1,591)

Loss before write-down of long-term investments	(52,147)	(62,805)	(379,548)	(45,138)	(539,638)
Write-down of long-term investments	(6,250)	—	(7,750)	(566)	(14,566)

Loss for the period	(58,397)	$(62,805)	$(387,298)	$(45,704)	$(554,204)

Basic and diluted loss per share	$(1.09)	$(1.08)	$(6.64)	$(0.78)	$(9.72)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	53,581	57,981	58,317	58,317	57,015

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities decreased to $46.5 million for the year ended December 31, 2002 compared to $86.7 million in 2001. The main reason for the decrease is that we have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for 2002 consisted mainly of our net loss of $87.4 million, offset by non-cash items primarily related to depreciation and amortization of $9.5 million, stock-based compensation expense of $17.8 million, and the write-down of long-term investments, intangible and other assets and fixed assets of $13.0 million.

        As at December 31, 2002, we had commitments to make $1.1 million in minimum lease payments up to 2005, primarily related to our facilities and equipment rentals. As a result of our restructuring initiatives, we have vacated some of our premises and we have been successful in reducing our total future lease commitments with our landlords.

        Cash used in financing activities was $2.9 million for the year ended December 31, 2002 compared to a cash source of $9.6 million in 2001. The reason for the decrease in cash inflow is that in 2002 we paid more principal on our outstanding note payable and we received less proceeds from the exercise of stock options. As at December 31, 2002, we were obligated to pay approximately $600,000 in principal and interest related to our note payable, and the final payment was paid on February 1, 2003.

        Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $854,000 in 2002 compared to a cash outflow of $17.0 million for the year ended December 31, 2001. The reason for the decrease in cash outflow for the year ended December 31, 2002 compared to 2001 is that we significantly curtailed our purchase of capital and intangible assets in 2002.

        In total, cash used was $41.2 million for the year ended December 31, 2002 compared to $13.6 million for the year 2001. Due to the operational savings that we expect to achieve as a result of our restructuring, we expect that cash from the sales of our products and our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.

RECENT ACCOUNTING PRINCIPLES

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability be recognized for exit or disposal costs only when the liability is incurred, as defined in the FASB's conceptual framework rather than when a company commits to an exit plan, and that the liability be initially measured at fair value. The Company is currently assessing the impact of the new standard.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires certain disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of certain guarantees, that is, it requires the recognition of a liability for the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. As at December 31, 2002, the Company had no guarantees that require disclosures under the standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMPACT OF INTEREST RATE EXPOSURE

        As of December 31, 2002 we had approximately $38.6 million in cash, cash equivalents, short-term investments and restricted cash of which $18.6 million consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

        Our functional currency is the U.S. dollar. In the past, the majority of our non-US dollar denominated expenses were incurred in Canadian dollars. As a result of our recent restructuring efforts, in the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Euros. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the year ended December 31, 2002, we incurred an unrealized foreign currency loss relating to the translation of our non-US denominated monetary assets and liabilities of approximately $52,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth beginning on page F-1 are incorporated herein by reference.

        Quarterly financial information set forth herein under "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 31, 2003, and which is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 31, 2003, and which is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 31, 2003, and which is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement, which was filed with the Securities and Exchange Commission on March 31, 2003, and which is incorporated by reference herein.

ITEM 14.    CONTROLS AND PROCEDURES.

        During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements.

        Incorporated by reference from the financial statements and notes thereto that are set forth beginning on page F-1 of this report.

    2.
    Financial Statement Schedules.

        None.

  (b)
  Reports on Form 8-K: none.

  (c)
  The exhibits included in this report or incorporated herein by reference are as follows:

Exhibit Number	Name of Document
3.1(1)	Articles of the Registrant.
3.2(1)	By-laws of Registrant.
4.1(2)
Shareholder Rights Plan Agreement dated as of February 10, 2003, between 724 Solutions Inc. and Computershare Trust Company of Canada, as Rights Agent, including the Form of Rights Certificate attached thereto as Exhibit A.
10.1(3)	Form of Registration Rights Agreement.
10.2.1(4)	724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.
10.3.2(4)	Form of Stock Option Agreement pursuant to the 724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.
10.3.3(4)	724 Solutions Inc. 2000 Stock Option Plan, as amended and restated.
10.3.4(4)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated, for option grants prior to January 24, 2002.
10.3.5(4)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated (for option grants after January 24, 2002).
10.3.6(5)	Registrant's Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted prior to January 2001.
10.3.7(4)	Registrant's Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted in January 2001.
10.3.8(5)	Registrant's Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted prior to January 2001.
10.3.9(4)	Registrant's Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted in January 2001.
10.4.1(6)	Employment Agreement of John J. Sims.
10.4.2	Employment Agreement of Glenn Barrett.
10.4.3	Employment Agreement of Gregory P. Gassman.
10.4.4	Employment Agreement of Alan Prenoveau.
10.4.5	Employment Agreement of Dick Costolo.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, Toronto.
99.1	Certification of John J. Sims
99.2	Certification of Glenn Barrett

(1)
Incorporated by reference to the Registrant's Registration Statement on Form F-1, File No. 333-90143.

(2)
Incorporated by reference to the Registrant's Form 8-K, dated February 24, 2003.

(3)
Incorporated by reference to the Registrant's Registration Statement on Form F-4, File No. 333-52698.

(4)
Incorporated by reference to the Registrant's Tender Offer Statement on Schedule TO, filed on January 24, 2002.

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 29, 2002.

(6)
Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 29, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

724 SOLUTIONS INC.
By:	/s/ JOHN J. SIMS John J. Sims Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Dates

/s/ JOHN J. SIMS John J. Sims	Chief Executive Officer and Director (principal executive officer)	March 31, 2003

/s/ GREGORY WOLFOND Gregory Wolfond	Chairman and Director	March 31, 2003
/s/ GLENN BARRETT Glenn Barrett	Chief Financial Officer, Senior Vice President, Corporate Services (principal financial and accounting officer)	March 31, 2003
/s/ LLOYD F. DARLINGTON Lloyd F. Darlington	Director	March 31, 2003
/s/ JAMES D. DIXON James D. Dixon	Director	March 31, 2003
/s/ JOSEPH ARAGONA Joseph Aragona	Director	March 31, 2003
/s/ BARRY J. REITER Barry J. Reiter	Director	March 31, 2003
/s/ IAN GIFFEN Ian Giffen	Director	March 31, 2003

FORM 10-K

CERTIFICATION

        I, John J. Sims, certify that:

        1.    I have reviewed this annual report on Form 10-K of 724 Solutions Inc. (the "registrant");

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN J. SIMS Name: John J. Sims Title: Chief Executive Officer

Date: March 31, 2003

FORM 10-K

CERTIFICATION

        I, Glenn Barrett, certify that:

        1.    I have reviewed this annual report on Form 10-K of 724 Solutions Inc. (the "registrant");

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GLENN BARRETT Name: Glenn Barrett Title: Chief Financial Officer, Senior Vice President, Corporate Services

Date: March 31, 2003

Auditor's Report To The Shareholders

        We have audited the consolidated balance sheets of 724 Solutions Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

        In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.

/s/    KPMG LLP
Chartered Accountants
 Toronto, Canada
January 21, 2003.

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2002 and 2001
(in thousands of U.S. dollars)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents (note 4)	$19,129	$60,279
Short-term investments (note 4)	18,562	26,572
Restricted cash (note 4)	962	2,285
Accounts receivable, net of allowance for doubtful accounts of $150 (2001 — nil)	2,211	8,335
Prepaid expenses and other receivables	819	2,630

Total current assets	41,683	100,101
Fixed assets (note 5)	1,418	12,525
Investments (note 6)	—	5,347
Goodwill (note 7)	9,097	9,097
Other intangible assets (notes 7)	3,468	8,760

Total assets	$55,666	$135,830

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,253	$2,728
Accrued liabilities	9,892	15,667
Note payable (note 8)	600	3,394
Deferred revenue	1,217	1,386
Deferred consideration (note 3(b))	1,415	1,414

Total current liabilities	14,377	24,589
Leasehold inducements	—	284
Deferred consideration, net of current portion (note 3(b))	—	1,415
Note payable, net of current portion	—	296
Shareholders' equity (note 9):
Unlimited common shares authorized, no par value: 59,833,492 common shares issued and outstanding (2001 — 58,375,761)	764,508	763,033
Deferred stock-based compensation	(1,616)	(19,582)
Accumulated deficit	(721,560)	(634,153)
Cumulative translation adjustment	(43)	(52)

Total shareholders' equity	41,289	109,246
Lease commitments (note 11)
Contingent liabilities (note 17)

Total liabilities and shareholders' equity	$55,666	$135,830

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000
(in thousands of U.S. dollars, except per share amounts)

	2002	2001	2000
Revenue:
Product:
Third parties	$8,823	$27,054	$2,828
Related parties (note 13)	—	—	11,363
Less stock-based compensation related to software development (note 13)	—	—	(248)
Services:
Third parties	11,905	16,763	2,570
Related parties (note 13)	—	—	4,733

Total Revenue	20,728	43,817	21,246
Operating expenses:
Cost of revenue	7,277	19,286	12,560
Research and development	16,636	39,052	28,876
Sales and marketing	17,241	36,807	12,531
General and administrative	6,973	15,904	13,868
Stock-based compensation:
Cost of revenue	311	411	653
Research and development	10,872	27,730	3,748
Sales and marketing	3,833	11,077	484
General and administrative	2,787	7,951	1,530
Depreciation	5,068	8,142	3,946
Amortization of intangible assets	4,418	80,172	18,843
Restructuring costs (note 16(a))	20,649	16,488	—
Write-down of intangible and other assets (note 16(b))	1,331	321,461	—
Write-down of fixed assets (note 16(b))	6,293	3,156	—

Total operating expenses	103,689	587,637	97,039

Loss from operations	(82,961)	(543,820)	(75,793)
Interest income	751	5,773	11,582
Equity in loss of affiliate	—	(1,591)	(943)
Gain (loss) on sale of investments	150	(4,591)	—
Write-down of investments (note 16(b))	(5,347)	(9,975)	—
Dilution gain	—	—	1,890

Loss for the year	$(87,407)	$(554,204)	$(63,264)

Basic and diluted loss per share (note 14)	$(1.47)	$(9.72)	$(1.71)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	59,419	57,015	36,963

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2002, 2001 and 2000

(in thousands of U.S. dollars, except per share amounts)

	Common shares		Deferred stock-based compensation related to stock options
				Accumulated deficit	Cumulative translation adjustments	Total shareholders equity
	Number	Amount
Balances, December 31, 1999	29,402,426	$84,762	$(5,909)	$(16,685)	$—	$62,168
Loss for the year	—	—	—	(63,264)	—	(63,264)
Deferred stock-based compensation	—	14,364	(14,364)	—	—	—
Common share purchase options	—	4,786	—	—	—	4,786
Amortization of deferred stock-based compensation	—	—	5,327	—	—	5,327
Issuance on exercise of options	765,339	627	—	—	—	627
Issuance of common shares	8,945,210	252,619	—	—	—	252,619

Balances, December 31, 2000	39,112,975	357,158	(14,946)	(79,949)	—	262,263
Loss for the year	—	—	—	(554,204)	—	(554,204)
Cumulative translation adjustment	—	—	—	—	(52)	(52)
Deferred stock-based compensation	—	48,631	(50,306)	—	—	(1,675)
Amortization of deferred stock-based compensation	—	—	45,670	—	—	45,670
Issuance on exercise of options	998,748	906	—	—	—	906
Issuance of common shares	18,264,038	356,338	—	—	—	356,338

Balances, December 31, 2001	58,375,761	763,033	(19,582)	(634,153)	(52)	109,246
Loss for the year	—	—	—	(87,407)	—	(87,407)
Cumulative translation adjustment	—	—	—	—	9	9
Deferred stock-based compensation	—	(163)	163	—	—	—
Amortization of deferred stock-based compensation	—	—	17,803	—	—	17,803
Issuance on exercise of options	446,041	224	—	—	—	224
Issuance of common shares	1,011,690	1,414	—	—	—	1,414

Balances, December 31, 2002	59,833,492	$764,508	$(1,616)	$(721,560)	$(43)$	41,289

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(in thousands of U.S. dollars)

	2002	2001	2000
Cash flows from (used in) operating activities:
Loss for the year	$(87,407)	$(554,204)	$(63,264)
Items not involving cash:
Depreciation and amortization	9,486	88,314	22,789
Stock-based compensation	17,803	47,169	6,663
Other non-cash expenses	24	(41)	1,722
Loss (gain) on sale of investments	(150)	4,591	—
Write-down of investments	5,347	9,975	—
Write-down of intangible and other assets	1,331	321,461	—
Write-down of fixed assets	6,293	3,156	—
Equity in loss of affiliate	—	1,591	943
Dilution gain	—	—	(1,890)
Change in operating assets and liabilities:
Accounts receivable	6,124	1,254	(1,255)
Prepaid expenses and other receivables	1,811	654	(632)
Accrued interest on short-term investments	305	1,847	(2,290)
Accounts payable	(351)	(218)	221
Accrued liabilities	(6,905)	(9,570)	14,638
Deferred revenue	(169)	(2,644)	(4,486)

Net cash flows used in operating activities	(46,458)	(86,665)	(26,841)
Cash flows from (used in) financing activities:
Principal repayment of note payable	(3,090)	(1,310)	—
Issue of common shares	224	10,916	165,555

Net cash flows from (used in) financing activities	(2,866)	9,606	165,555
Cash flows from (used in) investing activities:
Purchase of fixed assets	(547)	(10,744)	(11,814)
Sale (purchase) of short-term investments, net	7,705	64,307	(90,436)
Restricted cash	1,323	(2,285)	—
Purchase of intangible and other assets	(457)	(9,091)	(2,230)
Proceeds on sale of investments	150	2,833	—
Purchase of investments	—	(11,828)	(11,250)
Acquisitions, net of cash received	—	30,248	(14,373)

Net cash flows from (used in) investing activities	8,174	63,440	(130,103)

Increase (decrease) in cash and cash equivalents	(41,150)	(13,619)	8,611
Cash and cash equivalents, beginning of year	60,279	73,898	65,287

Cash and cash equivalents, end of year	$19,129	$60,279	$73,898

Supplemental disclosure of cash flow information (note 15)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

1.    Organization of the Company

        724 Solutions Inc. is a leading global provider of Internet infrastructure software and applications for the Internet. We were incorporated in 1997 and in 1999 we introduced our initial financial services products and solutions. In 2001, we began offering our Alerts and our Mobile Internet Gateway products to mobile network operators. In October 2002, our products and solutions for the mobile network operators were re-branded as the X-treme family of products. These products consist of software applications and infrastructure software that enables the delivery of secure applications and mobile transaction solutions to a wide range of Internet enabled communications devices.

2.    Significant accounting policies:

        These consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles which, except as disclosed in note 19, conform, in all material respects, with generally accepted accounting principles in the United States.

        (a)  Consolidation:

        These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The results of operations for acquisitions are included in these consolidated financial statements from the date of acquisition. Intercompany transactions and balances are eliminated on consolidation.

        (b)  Financial instruments:

        Financial instruments consist of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities, deferred consideration and note payable. The Company determines the fair values of its financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash consist primarily of deposits with major commercial banks, corporate debt and government treasury bills, the maturities of which are three months or less from the date of purchase. Short-term investments and restricted cash consist of high-grade liquid fixed income securities with maturities of more than three months but less than one year. The Company performs periodic credit evaluations of the financial condition of its customers. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers.

        (c)  Revenue recognition:

        The Company recognizes product revenue in accordance with Section 3400 of The Canadian Institute of Accountants' ("CICA") Handbook and has applied relevant U.S. accounting standards, including the American Institute of Certified Public Accountants' ("AICPA") Statement of Position (SOP") 97-2, "Software Revenue Recognition", SOP 98-9, 'Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", and the SEC Staff Accountant Bulletin No.101, 'Revenue Recognition in Financial Statements".

        The Company recognizes product revenue when the Company has an executed license agreement with the customer, the software product has been delivered, the amount of the fees to be paid by the customer is fixed and determinable, and collection of these fees is deemed probable. The Company considers fees related to arrangements with significant payments due beyond the Company's normal trading terms, not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

        The Company enters into software license agreements that provide for future royalty/license payments to be made based on a per user fee. These arrangements often specify a quarterly minimum payment. Revenue from payments is recognized on a straight-line basis. Revenue associated with user fees in excess of any minimum payments is recognized when the amount becomes determinable, generally on a quarterly basis.

        The Company enters into arrangements with customers in which they agree to deliver specified software currently and to deliver unspecified additional software products in the future. Under these arrangements, the Company recognizes revenue under the subscription accounting method. Under this method, revenue is recognized rateably over the term of the arrangement beginning with delivery of the first product.

        Typically, software license agreements are multiple element arrangements as they also include consulting, related maintenance and/or implementation services fees. Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangements. When such services are considered essential, license and service revenue under the arrangement are recognized as services are performed as discussed below. When services are not considered essential, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence ("VSOE") of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar quantities to a customer of similar size and nature. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates per the type of service being provided multiplied by the estimated time to complete the task. VSOE used in the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the software license is recognized when the product revenue criteria are met. The revenue allocable to the consulting services is recognized as the services are performed. In instances where vendor specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes.

        Services revenue from consulting, implementation and other services is recognized when the services are performed. Losses on professional services contracts, if any, are recognized at the time such losses are identified. Maintenance and support revenues paid in advance are non-refundable and are recognized rateably over the term of the which typically is 12 months.

        Hosting service arrangements typically include a software license, a one-time setup fee and a monthly flat fee or a monthly fee based on the number of users. The Company recognizes license revenue when the criteria for product revenue are met, which include when the customer has the contractual right to take possession of, and operate, the software and it is feasible for the customer to either run the software on its own hardware or to contract with another party unrelated to the Company to host the software. When these conditions do not exist, the software license fee is recognized rateably over the term of the contract. The one-time setup fee is recognized over the term of the hosting arrangement, and the application hosting services revenue is recognized monthly as earned on a fixed fee or variable rate basis.

        The Company no longer provides hosting services directly, but instead has arranged an alliance with a third party, whereby the third party is the Company's preferred hosting partner for current and future customer deployments where hosting may be required.

        The Company enters into arrangements with original equipment manufacturers ("OEM") and resellers. Under these arrangements, the Company grants the OEM or reseller rights to sell products, which incorporate the Company's products for a specific period of time. The Company's primary obligation to the OEM and reseller is to deliver a product master and any bug fixes under warranty provisions in order to maintain the product master in accordance with published specifications. Under these arrangements, the Company's revenue is not contingent, in any manner, on the OEM or reseller's subsequent activities. In some arrangements, the Company receives prepaid, non-refundable minimum license fees from the OEM or reseller. As the Company's primary obligation to an OEM or reseller is fulfilled upon delivery of the product master, the Company recognizes the prepaid, non-refundable minimum license fees as revenue upon delivery of the product master and upon meeting all other product revenue recognition criteria. The Company enters into sales agreements with certain customers from whom the Company concurrently acquires goods and services. In these instances, the Company recognizes revenue on products sold in accordance with CICA Handbook Section 3830, "Non-monetary Transactions", and United States Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Non-monetary Transactions", and Emerging Issues Task Force ("EITF") Issue No. 86-29, "Non-monetary Transactions: Magnitude of Boot and Exceptions to the Use of Fair Value, Interpretation of Accounting Principles Board No. 29, Accounting for Non-monetary Transactions". Transactions involving the exchange of significant consideration are considered to be monetary transactions. Monetary transactions and non-monetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products and services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining the fair values of software arrangements, the Company considers whether vendor-specific objective evidence of fair value of the product delivered and the asset received exists. For non-monetary arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, generally zero.

        During the year ended December 31, 2001, the Company recognized license revenue in the amount of $4,922,000 from non-monetary transactions. The Company did not have any non-monetary transactions in 2002 and 2000.

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

        (e)  Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

        (f)    Investment tax credits:

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

        (g)  Stock-based compensation:

        In December 2001, the CICA issued Handbook Section 3870, "Stock-Based Compensation and Other Payments". Section 3870 establishes standards for the recognition, measurement, and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services provided by employees and non-employees. It applies to transactions in which shares of common stock, stock options, or other equity instruments are granted or liabilities incurred based on the price of common stock or other equity instruments. The Company adopted Section 3870 forscal its fiscal year beginning January 1, 2002. The adoption of Section 3870 does not have an impact on the Company's financial condition or results of operations as the Company's historically applied accounting policy as described below is an acceptable policy within Section 3870.

        The Company uses the intrinsic value method to account for employee stock-based compensation. As such, deferred stock-based compensation is recorded if, on the date of grant of the stock option to an employee, the current market value of the underlying common share exceeds the exercise price per share. Deferred stock-based compensation is recognized as an expense over the vesting period of the option. Stock options granted to consultants and other non-employees and direct awards of stock to employees are accounted for using the fair value method. Under this method, options granted are recognized at their fair value as services are performed and options are earned.

(h)  Fixed assets:

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

        The Company regularly reviews the carrying values of fixed assets. For the years ended December 31, 2002 and 2001, in connection with the restructuring of its business, the Company recorded a write-down of $6,293,000 and $3,156,000 respectively related to redundant fixed assets (note 16).

(i)    Investments:

        Investments in affiliates are recorded by the equity method when the Company's ownership interest in the affiliate is greater than 20% but not more than 50% or the Company can exercise significant influence over the affiliate.

        Investments in affiliates in which the Company's ownership interest is less than 20% and the Company cannot exercise significant influence over the affiliate are accounted for by the cost method. Under this method of accounting, the investment is recorded at cost and only written down if a decline in value is other than temporary.

(j)    Business combinations, goodwill and other intangible assets:

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination, and until January 1, 2002 was amortized on a straight-line basis over a period of up to five years. In September 2001, the CICA issued Handbook Sections 1581, "Business Combinations", and 3062, "Goodwill and Other Intangible Assets". The new standards require that the purchase method of accounting must be used for business combinations and require that goodwill no longer be amortized but instead be tested for impairment at least annually. The standards also specify criteria that intangible assets must meet to be recognized and reported apart from goodwill. The standards require that the value of the shares issued in a business combination be measured using the average share price for a reasonable period before and after the date the terms of the acquisition are agreed to and announced. The new standards are substantially consistent with U.S. GAAP.

        The Company has adopted these new standards as of January 1, 2002 and the Company has discontinued amortization of all existing goodwill. The Company has also evaluated existing intangible assets, including estimates of useful lives, and has made the necessary reclassifications in order to conform with the new criteria.

        In connection with Section 3062's transitional goodwill impairment evaluation, the Company was required to assess whether goodwill was impaired as of January 1, 2002. Impairment is identified by comparing the carrying amount of the Company's reporting units with their fair values. To the extent a reporting unit's carrying amount exceeds its fair value, the Company must perform a second step to measure the amount of impairment in a manner similar to a purchase price allocation. The Company completed the transitional goodwill impairment during the second quarter of 2002 and determined that no impairment existed at the date of adoption. The Company also tested impairment at December 31, 2002 and determined no impairment existed.

        Effective January 1, 2002, the Company had unamortized goodwill of $9,097,000 which is no longer being amortized.

        This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact on the historical results had the change been applied retroactively is as follows:

	2002	2001	2000
Loss for the year	$(87,407)	$(554,204)	$(63,264)
Goodwill amortization	—	$70,980	16,954

	$(87,407)	$(483,224)	$(46,310)

Restated basic and diluted loss per share	$(1.47)	$(8.48)	$(1.25)

        Intangible and other assets with a finite life are recorded at cost, and are amortized on a straight-line basis over the expected useful lives. Intangible and other assets are written down to fair value when decreases in value are considered to be other than temporary, based upon expected cash flows of the related asset (note 16).

(k)  Foreign currency translation:

        The functional currency of the Company is the U.S. dollar. Transactions of the Canadian parent company and fully integrated foreign subsidiaries which are denominated in currencies other than the U.S. dollar are translated using the temporal method. Monetary items denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income. Transactions of foreign subsidiaries which are considered self-sustaining are translated using the current rate method. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the balance sheet dates, and the results of operations at the average rate for the year. The resulting gains or losses are included in cumulative translation adjustment, which is presented as a separate component of shareholders' equity.

        The aggregate foreign currency gain (loss) included in determining loss for the three years ended December are as follows: 2002 — $52,000; 2001 — $113,000; 2000 — $(938,000).

(l)    Income taxes:

        The Company provides for income taxes under the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Future tax assets and liabilities are measured using substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the substantively enactment date. To the extent that the recoverability of future tax assets is not considered to be more likely than not, a valuation allowance is provided.

3.    Acquisitions

(a)  2001:

TANTAU Software, Inc.:

        On January 16, 2001, the Company acquired all of the issued and outstanding shares and assumed all of the common share purchase options of TANTAU Software, Inc. ("TANTAU") in exchange for the issue of 17,119,869 shares and 2,011,055 replacement common share purchase options.

        Of the 17,119,869 common shares issued, 14,276,536 common shares were fully vested shares, with the balance of 2,843,333 subject to future vesting. The fair value of the fully vested shares issued has been recorded as a component of the purchase consideration. The values of the unvested shares and the common share purchase options have been allocated between purchase consideration and deferred stock-based compensation. The Company has determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the unvested shares and options pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the unvested shares and options as of the purchase date less the amount recorded as deferred stock-based compensation related to these unvested shares and options.

        The acquisition has been accounted for by the purchase method with the fair value of the consideration paid being allocated to the fair value of the identifiable assets acquired and liabilities assumed on the closing date as set out below.

Fair Value
Net tangible assets acquired:
Cash and cash equivalents	$30,248
Accounts receivable	5,213
Other assets	1,605
Fixed assets	1,884
Accounts payable and accrued liabilities	(7,782)
Deferred revenue	(2,143)
Note payable	(5,000)

24,025
Allocation of the net purchase price:
Goodwill	302,859
Intangible assets	27,570
Deferred stock-based compensation	53,280

383,709

$407,734

Consideration paid:
Share and stock option consideration	$398,349
Costs of acquisition	9,385

$407,734

        In September 2001, the Company reviewed the carrying values of goodwill and intangible and other assets related to the TANTAU acquisition and, accordingly, recorded a significant write-down (note 16(b)).

        (b)  2000:

        (i)    YRLess Internet Corporation:

        On March 17, 2000, the Company acquired all the outstanding common shares of YRLess Internet ("YRLess"), an internet message gateway developer, for total cash consideration of approximately $1,272,000. The transaction has been accounted for by the purchase method. The cash consideration paid has been allocated to the net identifiable assets acquired based on their fair values, and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill and is being amortized over 36 months.

        In addition, the Company committed to pay approximately $4,401,000 in common shares, or cash if the Company agrees to a cash payment, over the next three years. The Company settled the amounts due in 2001 and 2002 in shares. If settled in shares, the number of shares issued is calculated based on the weighted average trading price of the Company's common shares during the five days prior to the date that the shares are due. As the purchase agreement contains certain terms that may require the Company to settle the payments in cash, and these terms are outside the control of the Company, the commitment is being recorded as a liability under the heading deferred consideration. Of the additional $4,401,000 in consideration, $2,640,000 was contingent on certain former shareholders of YRLess remaining employees of the Company. As at December 31, 2001, the contingent terms of the payments were no longer in effect, resulting in the Company recording the remaining contingent compensation as an expense in 2001. Total compensation expense related to this commitment amounted to $3,293,000 in 2001 (2000 — $1,108,000). During 2002, the Company issued common shares in settlement of $1,414,000 that became due in the year. The Company has recorded the unpaid portion of the $1,415,000 (2001 — $2,829,000) as deferred consideration. The unpaid amount of $1,415,000 is due in 2003.

        (ii)  Ezlogin.com, Inc.:

        On June 16, 2000, the Company acquired all of the outstanding shares of Ezlogin.com, Inc. ("Ezlogin"), a privately held company incorporated in California in the business of providing internet infrastructure tools for user-driven personalization. The transaction was accounted for by the purchase method. The purchase price of approximately $55,800,000, before acquisition costs, was satisfied by the issue of 1,003,594 common shares of the Company and the assumption of the existing Ezlogin option plan which, if all options outstanding under the plan are exercised, would result in the issue of an additional 91,796 common shares of the Company. In addition, the Company incurred $3,000,000 in costs related to the acquisition. The excess of the purchase price over the fair value of the net identifiable assets of Ezlogin at the date of acquisition of $56,900,000 was allocated to goodwill and other intangible assets and was being amortized over 24 months until January 1, 2002.

        (iii)  Spyonit.com, Inc.:

        On September 12, 2000, the Company acquired all of the outstanding shares of Spyonit.com, Inc. ("Spyonit"), a privately held company incorporated in Delaware, which develops software to monitor the internet and other content sources for items of interest to end-users. The transaction has been accounted for by the purchase method. The purchase price of approximately $40,000,000 was satisfied by the issue of 1,041,616 common shares of the Company and $2,000,000 in cash. As part of the terms of purchase, up to 137,062 common shares of the total common shares issued are subject to repurchase at a minimum value if the vendors do not remain employees of the Company through September 2003. The Company has recorded deferred stock-based compensation in the amount of $6,000,000 related to the 137,062 common shares and is amortizing this amount as compensation expense on a straight-line basis over three years. The excess of the purchase price over the fair value of the net tangible assets of Spyonit at the date of acquisition of $39,900,000 has been allocated to goodwill and acquired intangible assets and was being amortized over 60 months until January 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

        The transactions are summarized as follows:

	YRLess	EzLogin	Spyonit
Net identifiable assets acquired at fair values:
Cash	$—	$1,517	$66
Fixed assets	17	529	87
Other assets	43	272	38
Current liabilities	(177)	(486)	(109)
Acquired technology	—	2,290	7,290
Workforce and non-competition agreements	—	560	540

Fair value of identifiable assets	(117)	4,682	7,912
Goodwill	1,389	54,103	32,063

	$1,272	$58,785	$39,975

Purchase price:
Cash	$1,238	$—	$2,000
Common Shares	—	58,186	37,775
Fair value of options	—	4,599	—
Acquisition expenses	34	3,000	200

	$1,272	$58,785	$39,975

        In 2001, the Company reviewed the carrying value of goodwill and intangible and other assets related to its acquisitions and, accordingly, recorded a significant write-down (note 16(b)).

4.    Cash and cash equivalents and short-term investments

        All short-term investments are classified held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. The Company owns no short-term investments that are considered to be trading securities or available-for-sale securities.

        The components of cash and cash equivalents and short-term investments are summarized as follows:

	2002	2001
Cash and cash equivalents:
Cash	$6,375	$6,922
Cash equivalents:
Corporate bonds	11,200	—
Corporate debt	—	49,000
Government T-bills	1,554	4,357

	$19,129	$60,279

Short-term investments:
Corporate bonds	$13,881	$1,100
Corporate commercial paper	—	364
Government bonds	—	5,989
Government T-bills	4,681	19,119

	$18,562	$26,572

        The Company has entered into letters of credit in the aggregate amount of $962,000 (2001 — $2,285,000) to guarantee payments under future contractual lease commitments. The letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

5.    Fixed assets

	2002	2001
Computer equipment	$6,892	$11,845
Computer software	6,930	6,606
Office furniture and equipment	403	2,408
Leasehold improvements	270	3,463

	14,495	24,322
Less accumulated depreciation and amortization	13,077	11,797

	$1,418	$12,525

6.    Investments

	2002	2001
Investments, at cost:
Neomar Inc.	$3,500	$3,500
Webhelp Inc.	9,558	9,558
CashEdge Inc.	2,000	2,000
Other	264	264

	15,322	15,322
Less provision for impairment in value	15,322	9,975

	$—	$5,347

(a)  2002:

(i)    Write-down of investments:

        During the year ended December 31, 2002, the Company recorded a provision of $5,347,000 against investments as its investments experienced significant other than temporary declines in their values (note 16(b)).

(ii)  Sale of interest in Maptuit:

        During the year ended December 31, 2002, the Company recorded a gain of $150,000 on the sale of its equity interest in Maptuit, which had been previously been written down to nil through the recording of the Company's share of the losses in the equity accounted for investee. The Company purchased its interest in Maptuit in 2000 for cash consideration of $750,000.

(b)  2001:

(i)    Investment in CashEdge Inc.:

        On May 31, 2001, the Company acquired an 11.0% (December 31, 2002 — 11.5%) interest in CashEdge Inc., a private company for $2,000,000 in cash.

(ii)  Investment in Webhelp Inc.:

        On March 26, 2001, the Company entered into a series of transactions with Webhelp Inc. ("Webhelp"), a private company incorporated in Delaware.

        The Company acquired 4,087,193 Series C convertible preferred shares of Webhelp for cash of $7,621,000 and share consideration of 196,836 common shares of the Company valued at $1,937,000. At March 26, 2001, this investment represented a shareholder interest of approximately 15.4% in Webhelp (December 31, 2002 — 10.2%).

        On March 26, 2001, the Company purchased the right, title and interest in Webhelp's "Web Application Event Framework" technology ("WAEF"). The aggregate purchase price consisted of 820,150 common shares of the Company and additional consideration based on a fixed percentage of future sales of WAEF and products incorporating WAEF for a period of three years. The value ascribed to the shares issued on acquisition amounted to approximately $8,070,000 and has been recorded as acquired technology. No amounts have been paid or are payable to December 31, 2002 under the contingent consideration arrangement. On March 26, 2001, Webhelp purchased from the Company a perpetual license for a fixed number of users of the Company's Wireless Internet Platform ("WIP") for a non-refundable fee based on commercial rates that are comparable to rates charged to other customers.

        In September 2001, in light of the restructuring of the Company's business, the Company reviewed the carrying value of the WAEF technology and, accordingly, recorded a significant write-down (note 16(b)).

        (iii)  Write-down of investments:

        During the year ended December 31, 2001, the Company realized losses on the sale of investments of $4,591,000 and recorded a provision of $9,975,000 against investments as its investments have experienced significant other than temporary declines in their values (note 16(b)).

        (c)  2000:

  (i)
  In April 2000, the Company acquired 875,000 common shares for $7,000,000 in cash in Corillian Corporation ("Corillian"), a U.S. publicly traded company. During 2001, the Company sold its shares in Corillian for a loss of approximately $4,133,000.

  (ii)
  In June 2000, the Company acquired a 9.5% interest (December 31, 2002 — 3.1%) in Neomar Inc., a private company ("Neomar") for $3,500,000 in cash.

7.    Goodwill and other intangible assets

2002	Gross	Accumulated amortization	Accumulated impairment charge	Net book value
Goodwill	$390,414	$81,745	$299,572	$9,097

Technology	$29,120	$12,342	$13,310	$3,468

2001	Gross	Accumulated amortization	Accumulated impairment charge	Net book value
Goodwill	$390,414	$81,745	$299,572	$9,097

Technology	$28,663	$7,924	$11,979	$8,760
Customer relationships	7,120	2,301	4,819	—

	$35,783	$10,225	$16,798	$8,760

        The Company recorded amortization of acquired technology and customer relationships of $4,418,000 in 2002, $6,062,000 in 2001 and $1,862,000 in 2000. The Company recorded impairment charges on its acquired technology and customer relationships in 2002 and 2001 (note 16(b)(i) and (ii)).

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired and until January 1, 2002, had been amortized on a straight-line basis over varying periods of up to five years. For the year ended December 31, 2002, the Company recorded amortization of goodwill of nil (2001 — $70,980,000; 2000 — $16,954,000). During 2001, the Company recorded an impairment charge of $299,572,000 related to goodwill (note 16(b)(i)).

8.    Note payable

        The note payable bears interest at 10% per annum and is repayable in monthly blended payments of $300,000 with the balance due February 1, 2003. The note payable is secured by the accounts receivable, furniture and equipment and intangible assets of TANTAU and an assignment of specific patents related to technology acquired in the TANTAU acquisition.

9.    Shareholders' equity

(a)  Common share issuances:

2002:

        During 2002, the Company issued 1,011,690 common shares to the former shareholders of YRLess as settlement of a $1,414,000 obligation in accordance with the terms of the YRLess purchase agreement (note 3(b)(i)).

2001:

        During 2001, in connection with the acquisition of TANTAU, the Company issued 17,119,869 common shares and 2,011,055 replacement common share purchase options with an aggregate value of approximately $398,349,000 of which $53,280,000 was recorded as deferred stock-based compensation (note 3). In addition, the Company also issued 1,016,986 common shares related to the Company's investment in Webhelp and the acquisition of WAEF (note 6(b)(ii)) and 127,163 common shares related to the acquisition of YRLess (note 3(b)(i)).

2000:

        In February 2000, the Company issued 6,900,000 common shares through an initial public offering at $26.00 per common share on the NASDAQ National Market and The Toronto Stock Exchange for net proceeds of approximately $164,200,000.

        During 2000, in connection with the acquisitions of Ezlogin and Spyonit, the Company issued an aggregate of 2,045,210 common shares with an ascribed aggregate value of $89,000,000 (note 3(b)(ii) and (iii)).

(b)  Stock option plans:

(i)    Description of the plans:

        The Company currently has a Canadian stock option plan, a U.S. stock option plan and a 2000 stock option plan (the "Plans"), each of which is intended to attract, retain and motivate employees, officers, directors and consultants. The Company also has two option plans that were adopted upon the acquisition of Ezlogin and TANTAU. The stock option committee, in conjunction with the compensation committee, determines, among other things, the eligibility of individuals to participate in the Plans and the term, vesting periods and the exercise price of options granted under the Plans. The Company no longer issues stock options under the Canadian, U.S., Ezlogin and TANTAU plans and has reserved an aggregate of 10,500,000 common shares for issuance under the Plans.

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

        The U.S. stock option plan was adopted in October 1999. The plan provides for the grant of both incentive stock options and non-qualified stock options. Incentive stock options granted under the plan have a maximum term of 10 years and generally have an exercise price equal to the fair market value of common shares on the date of the grant.

        Under the Canadian and U.S. stock option plans, the Company has the right to repurchase options from optionees after termination of employment on certain terms.

        The 2000 stock option plan was adopted in December 1999 and replaced, on a prospective basis, the Canadian and U.S. stock option plans. The stock options granted under the Canadian and U.S. stock option plans prior to the date of completion of the IPO, continued to be effective and governed by the terms of the plans under which they were granted. The options granted under the 2000 plan have a maximum term of 10 years and an exercise price no less than the fair market value of the common shares on the date of the grant as determined by the Board of Directors or duly authorized committee at the date of the grant. Options held by any person under the new plan, together with any other options granted to that person may not at any time exceed 5% of the aggregate number of common shares outstanding. If a change of control of the Company occurs, all options granted under this plan will become vested and exercisable immediately.

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

        (ii)  Stock option exchange program:

        In January 2002, the Company initiated a voluntary stock option exchange program that offered eligible employees the opportunity to exchange, on a one-for-one basis, certain stock options, with strike prices greater than U.S. $3.00 and Cdn. $4.75, for an equal number of new options to be granted on or after August 29, 2002. This program resulted in 1,403,628 options being tendered, accepted and cancelled. On August 29, 2002, the Company granted 1,179,170 options with an exercise price of Cdn. $0.80 or U.S. $0.51, the market price at that date. The new options are exercisable for a period of 10 years from the grant date and vest 25% immediately upon grant and 25% on each subsequent anniversary of the date of grant.

        The Company also granted options to purchase an aggregate of 2,681,540 common shares with an exercise price of Cdn. $0.80 or U.S. $0.51 to its directors, most of its officers, selected senior personnel and some foreign-based employees who due to local regulations were ineligible to participate in the voluntary exchange program. The terms of the options are identical to the above mentioned options granted to eligible employees. As of December 31, 2002, 803,750 of these options had been cancelled as some recipients had left the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

(iii)  Summary of options:

        A summary of the status of the Company's options as at December 31, 2002 is as follows:

Exercise price ranges	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exercisable	Weighted average exercise price
$ 0.00 – $ 0.33	413,880	$0.28	5.4	398,677	$0.28
$ 0.34 – $ 0.49	2,128,521	0.35	9.8	—	—
$ 0.50 – $ 0.75	2,661,096	0.52	9.7	657,866	0.51
$ 0.76 – $ 1.00	155,960	0.97	7.9	119,960	0.99
$ 1.01 – $ 2.50	471,471	1.68	6.8	399,952	1.68
$ 2.51 – $ 5.00	201,802	3.48	7.1	198,052	3.50
$ 5.01 – $10.00	600,184	8.40	7.7	403,049	9.37
$10.01 – $51.68	851,169	22.66	8.0	168,303	30.01

	7,484,083	$3.77	8.8	2,345,859	$4.59

        The following table summarizes the continuity of options issued:

	2002		2001		2000
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of year	7,144,314	$13.49	3,973,522	$26.65	2,876,930	$2.81
Granted	6,171,201	0.47	6,932,282	13.98	2,238,836	50.84
Exercised	(446,041)	0.53	(998,748)	1.04	(765,339)	0.81
Cancelled	(5,385,391)	13.16	(2,762,742)	29.32	(376,905)	40.76

Outstanding, end of year	7,484,083	$3.77	7,144,314	$13.49	3,973,522	$26.65

Options exercisable, end of year	2,345,859	$4.59	2,209,714	$8.92	1,264,491	$3.15

(iv)  Deferred stock-based compensation:

        Deferred stock-based compensation arising in 2000 related primarily to granting stock options to employees with an exercise price lower than the fair market value, for financial reporting purposes, of the Company's shares on the date of the grant. Deferred stock-based compensation relating to options issued to employees is recognized as an expense over the vesting period of the stock option. Substantially, all of the deferred stock-based compensation arising in 2001 relates to the Company's acquisition of TANTAU (note 3(a)). This amount is recognized as an expense over the maximum vesting period of the related stock options and unvested shares.

(v)  Pro forma stock option disclosure:

        For companies electing not to adopt the fair value measurement for stock-based compensation, the Section 3870 accounting pronouncement requires the disclosure of pro forma net income and net income (loss) per share information. The Company has presented this pro forma information as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the required pro forma disclosure of the impact on the consolidated statements of operations is presented in the table below:

	2002	2001	2000
Loss for the year	$(87,407)	$(554,204)	$(63,264)
Compensation expense related to the fair value of stock options in excess of amounts recognized	(15,168)	(25,424)	(17,064)

Pro forma loss for the year	$(102,575)	$(579,628)	$(80,328)

Pro forma loss per share:
Basic and diluted	$(1.73)	$(10.17)	$(2.17)

        The fair value of each option granted prior to the Company becoming a publicly traded company in February 2000, has been estimated at the date of grant using the minimum value method and by applying the following assumptions: weighted average risk-free interest rate of 4.9% for the years ended December 31, 2000 and 1999, dividend yield of 0% and an expected life of the options of five years.

        The fair value of each option granted between the date the Company became a publicly traded company and December 31, 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, expected volatility of 100%, (2001 — 240%; 2000 — 145%), risk-free rate of return of 4.49% (2001 — 4.64%; 2000 — 6.41%) and an expected life of the option of five years.

        The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the year they occur. The weighted average grant date fair value of options issued in the year ended December 31, 2002 was $0.35 (2001 — $13.89; 2000 — $78.28).

10.  Income taxes

        The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes. The sources and tax effects of the differences are as follows:

	2002	2001	2000
Basic rate applied to loss before provision for income taxes	$(34,089)	$(227,207)	$(27,156)
Adjustments resulting from:
Effect of enacted tax rates on future tax asset	5,021	14,560	—
Foreign losses affected at lower rates	142	17,780	6,935
Stock-based compensation not deducted for tax	5,342	14,165	2,815
Amortization and write-down of intangibles	—	159,104	7,962
Other	617	(6,392)	(4,742)

	(22,967)	(27,990)	(14,186)
Change in valuation allowance	22,967	27,990	14,186

Income taxes	$—	$—	$—

        Significant components of the Company's future tax assets are as follows:

	2002	2001
Research and development expenses deferred for income tax purposes	$2,179	$5,446
Net operating losses carried forward	52,230	28,909
Capital losses carried forward	6,146	6,146
Share issue costs	806	2,836
Fixed assets	7,120	3,601
Reserves	2,606	3,295

Future tax asset	71,087	50,233
Less:
Future tax liability related to acquired technology	1,387	3,500
Valuation allowance	69,700	46,733

	71,087	50,233

	$—	$—

        The net operating losses carried forward are subject to expiry if the Company does not utilize the losses prior to the taxation imposed date at which the losses expire. The year in which the losses expire depends upon the year in which the losses arose and the jurisdiction in which the losses were incurred. Of the $52,230,000 in future tax asset related to operating losses carried forward, the majority of the asset of approximately $30,000,000 does not begin to expire until 2019 and approximately $5,500,000 is not subject to expiry. The remaining balance of $16,730,000 expires as to approximately $2,100,000 in 2004, $900,000 in 2005, $1,300,000 in 2006, $2,200,000 in 2008, $9,330,000 in 2009 and $900,000 in 2010.

        In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. In order to fully realize the future tax assets, the Company will need to generate future taxable income of approximately $252,000,000 prior to the expiration of the net operating losses carried forward. Due to the uncertainties related to the industry in which the Company operates, the tax benefit of the above carried forward amounts has been completely offset by a valuation allowance.

11.  Lease commitments

        Future minimum lease payments under non-cancellable operating leases for premises and equipment at December 31, 2002 are as follows:

2003	$943
2004	162
2005	21

$1,126

        Rent expense for the year ended December 31, 2002 was $3,655,000 (2001 — $6,556,000; 2000 — $3,733,000). The Company is also responsible for certain common area costs at its various leased premises.

        As part of the restructuring charge, the Company has recorded a liability of $1,528,000 for future lease commitments for premises which the Company has vacated. The commitments for these leases have been excluded from the amounts in the table above. The liability has been estimated as the amount in which the Company is contractually obligated to pay, related to vacated leased premises, less an estimated amount for potential sublease arrangements.

12.  Segmented information

        The Company operates in a single reportable operating segment, that is, the design and delivery of an internet infrastructure platform that enables financial institutions, mobile network operators and other customers to deliver information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenue and assets is set forth below:

	2002	2001	2000
Net revenue by geographic location:
North America	$17,464	$31,962	$20,909
Europe	2,030	6,617	—
Asia Pacific	1,234	5,238	337

	$20,728	$43,817	$21,246

	2002		2001
	Fixed assets	Goodwill and other intangible assets	Fixed assets	Goodwill and other intangible assets
North America	$596	$12,565	$11,130	$17,857
Europe	797	—	1,272	—
Asia Pacific	25	—	123	—

	$1,418	$12,565	$12,525	$17,857

        For the year ended December 31, 2002, three customers accounted for 28%, 20% and 16% of revenue. For the year ended December 31, 2001, two customers accounted for 10% and 11% of revenue. For the year ended December 31, 2000, four customers accounted for 43%, 18%, 15% and 14% of revenue.

        At December 31, 2002, two customers accounted for 40% and 20% of the accounts receivable balance. At December 31, 2001, three customers accounted for 20%, 14% and 10% of the accounts receivable balance.

13.  Related party transactions

        In 2000, the Company transacted with certain shareholders who owned in excess of 10% of the outstanding common shares of the Company at any point during that year. In 2001, these shareholders ceased to own in excess of 10% of the outstanding common shares of the Company and are, therefore, no longer considered to be related parties. The following table and narrative set out the balances and transactions with these shareholders in the years when they were related parties. These amounts have been measured at the exchange amount which is the amount of consideration established and agreed to by the related parties:

	2002	2001	2000
Related party transactions:
Net revenue:
Product, net	$—	$—	$11,115
Services	—	—	4,733

  (a)
  On April 30, 1998, the Company entered into a share subscription agreement and a technology license agreement with Bank of Montreal ("BMO"). Pursuant to the share subscription agreement, on April 30, 1998, BMO subscribed for 1,000,000 of the Company's common shares for Cdn. $1,000,000 and received an option to subscribe for 2,428,570 additional common shares for Cdn. $1,000,000, exercisable in the event that BMO extended its technology license agreement for a second year and paid the second year's technology licensing fee. In October 1998, upon exercising its right to extend the technology license agreement, BMO exercised the option and subscribed for 2,428,570 shares for Cdn. $1,000,000. On the date of exercise, the fair value of the 2,428,570 common shares was determined to be Cdn. $6,071,425, resulting in a stock-based compensation charge related to software development revenue of Cdn. $5,071,425 (U.S. $3,286,943). The stock-based compensation was attributed to the software development revenue over the term of the technology license agreement in proportion to the revenue recognized in the first and second years under the agreement. As of December 31, 2000, the deferred stock-based compensation had been fully expensed. As at December 31, 2002, 2001 and 2000, BMO owned less than 10% of the Company's common shares.

  (b)
  On June 1, 1999, the Company entered into a subscription agreement with Bank of America ("BA") and a technology licensing agreement with an affiliate of BA. The technology license agreement provided for a fixed license fee to be paid to the Company over a 20-month period commencing on June 1, 1999, in exchange for the delivery of specific products over the term of the agreement and for a license of all technology developed during the license period. The license fee has been recognized over the term of the contract commencing upon the delivery of the first product. As at December 31, 2000, the Company had delivered all the software products specified in the agreement. BA had an option to extend this agreement for consecutive one-year terms commencing on February 1, 2001. The Company has also contracted with BA to provide consulting fees at commercial rates. As at December 31, 2000, BA owned less than 10% of the Company's common shares. In 1999, BA owned approximately 10.9%, of the Company's outstanding common shares.

  (c)
  On December 29, 1999, the Company entered into a master technology license agreement with Citicorp Strategic Technology Corporation ("Citibank"). The initial term of the master agreement is five years. Subsequent to fiscal 2000, Citibank owned less than 10% of the Company's common shares. Under the terms of the master agreement, and addendums thereto, Citibank is required to pay the Company a specified minimum amount during each year that the master agreement is in effect, whether or not Citigroup or any Citigroup affiliates actually enter into agreements under the master agreement to license technology or purchase service. The Company agreed to purchase from Citibank a range of consulting services that are described in the master agreement. In the year ended December 31, 2000, the Company paid approximately $400,000 for these services.

14.  Loss per share

        Due to the net loss for all periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per share. Common shares issuable on the exercise of common share options that could potentially dilute basic loss per share in the future based on the treasury stock method for the years ended December 31, 2002, 2001 and 2000, amounted to 1,317,743, 4,971,938 and 2,999,473, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

15.  Supplemental disclosure of cash flow information

        The following presents the supplemental disclosure of cash flow information:

	2002	2001	2000
Supplemental cash flow information:
Interest paid	$211	$645	$—
Interest received	1,346	8,270	9,297
Supplemental disclosure of non-cash financing and investing activities:
Net assets acquired from business acquisitions less cash acquired	—	(6,223)	10,894
Common shares and replacement common share purchase options issued:
Upon acquisition of TANTAU Software Inc.	—	398,349	—
Upon acquisition of Spyonit.com Inc.	—	—	37,775
Upon acquisition of Ezlogin.com Inc.	—	—	51,186
Common shares issued upon settlement of contingent consideration	1,414	1,330	—

16.  Restructuring and other charges

        For the years ended December 31, 2002 and 2001, the Company recorded charges for restructuring activities and the write-down of fixed assets, long-term investments, goodwill and other intangible assets.

(a)  Restructuring charges:

	Severance	Lease exit costs	Hosting exit costs	Write-down of inventory	Total
Provision, December 31, 2000	$—	$—	$—	$—	$—
Activity during the year:
Restructuring charges	8,888	7,600	—	—	16,488
Cash payments	(6,557)	—	—	—	(6,557)
Non-cash charges	—	(1,007)	—	—	(1,007)

Provision, December 31, 2001	2,331	6,593	—	—	8,924
Activity during the year:
Restructuring charges	7,991	2,472	7,438	2,748	20,649
Cash payments	(9,355)	(6,957)	(4,951)	—	(21,263)
Non-cash charges	—	(580)	—	(2,748)	(3,328)

Provision, December 31, 2002	$967	$1,528	$2,487	$—	$4,982

        During 2002, the Company continued with its cost reduction initiatives that it began in 2001. These efforts were implemented in order to reduce overall operating costs and to realign its operating expenses and investments with a view to achieving operational profitability. The Company reduced its worldwide workforce by approximately 198 people, closed redundant facilities, wrote down inventory assets that are no longer part of its future strategy and wrote down unused fixed assets. The Company realigned its workforce following this latest reduction to allow it to continue to focus on delivering software applications and infrastructure software to mobile network operators and servicing its global installed base of financial services clients. In addition, as part of the restructuring, the Company formalized a three-year arrangement with Computer Sciences Corporation ("CSC"), an unrelated party, whereby CSC will provide application hosting services to the Company in order for the Company to support its current hosting agreements until such time as the agreements expire or are assigned to CSC. The Company does not intend to enter into any further hosting agreements and will promote CSC as the preferred supplier of such services.

        During 2001, the Company reduced its worldwide workforce by approximately 350 employees, closed redundant facilities and wrote down unused fixed assets in response to the slowdown in the demand for wireless solutions. The Company also recorded stock compensation expense in the amount of $3,625,000 related to the immediate recognition of deferred stock compensation for those employees whose stock options vested upon termination of employment. This amount has been included as part of "stock-based compensation" in the statements of operations.

        (b)  Write-down of intangible assets, fixed assets and investments:

	2002	2001
Goodwill	$—	$299,572
Acquired technology	1,331	5,252
Other	—	9,909
WAEF technology	—	6,728

	$1,331	$321,461

Fixed assets	$6,293	$3,156

Long-term investments (note 6)	$5,347	$9,975

(i)    Intangible assets write-down:

        During 2001, the Company performed an assessment of the carrying values of intangible and other assets recorded in connection with its various acquisitions. The assessment was performed because a number of factors indicated that an impairment had arisen in the year ended December 31, 2001. The main indicators of impairment were the significant changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies, such as revenue multiples, significant negative industry and economic trends impacting both the Company's current operations and expected future growth rates, and decisions made by the Company related to the abandonment of certain acquired technology. Based on these factors, the Company concluded that a significant other than temporary impairment existed with respect to the Company's intangible assets, which primarily relates to the goodwill and acquired technology associated with the acquisitions of Ezlogin, Spyonit and TANTAU.

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

        As a result of the Company's review, the Company determined that the carrying values of the acquired businesses were not fully recoverable. Accordingly, the Company recorded $321,461,000 write-down of intangible and other assets based on the amount by which the carrying amount of the intangible and other assets exceeded the fair value calculated as described in the preceding paragraph. The goodwill and intangible assets write-down relates to the goodwill and intangible assets that arose in the business acquisitions that the Company acquired primarily through the issuance of shares and replacement options which were valued, for accounting purposes, on the respective dates of the acquisition which were significantly higher than the Company's share trading price at the time of determining the existence of an impairment.

(ii)  Investments:

        For the years ended December 31, 2002 and 2001, the Company performed reviews of its investments. Due to adverse changes in operating market conditions, several of the Company's investments in other companies have experienced a significant other than temporary decline in their values. In order to determine the amount of the write-down, the Company assessed the fair market values of its investments and compared it to the investments' carrying values. The fair market value of these investments was based on a combination of the following: (a) if public, recent trading prices and the trend in trading prices; (b) values indicated by recent rounds of financing in the investee company; (c) valuations performed by the investee company or venture capitalists if the investee company is seeking a round of financing; and (d) changes in the market value of the investment relative to industry indices.

        During the years ended December 31, 2002 and 2001, the Company recorded provisions of $5,347,000 and $9,975,000, respectively against investments as its investments experienced significant other than temporary declines in their values.

17.  Contingent liabilities

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

        The Company intends to vigorously defend itself and the Individual Defendants against these claims made in the IPO Allocation Litigation. However, due to the inherent uncertainties of litigation and because the IPO Allocation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of this matter.

18.  Comparative figures

        Certain reclassifications of 2001 and 2000 amounts have been made to facilitate comparison with the current year.

19.  Canadian and U.S. accounting policy differences

        The financial statements of the Company have been prepared in accordance with generally accepted principles ("GAAP") as applied in Canada, which conform in all material respects with generally accepted accounting principles in the United States, except as noted below.

Statement of comprehensive income:

        U.S. GAAP requires the disclosure of a statement of comprehensive income. Comprehensive income encompasses all changes in shareholders' equity except those arising from transactions with shareholders.

	2002	2001	2000
Loss based on Canadian GAAP and U.S. GAAP	$(87,407)	$(554,204)	$(63,264)
Other comprehensive income, net of income taxes:
Unrealized holding gains (losses) arising during the year	—	—	3,500
Realized gains included in income	—	(3,500)	—
Cumulative translation adjustment	9	(52)	—

Comprehensive loss based on U.S. GAAP	$(87,398)	$(557,756)	$(59,764)

        As described in note 6(c)(ii), the Company had an investment in a publicly traded entity which the Company classified as an available-for-sale security. Under U.S. GAAP, the Company would record the investment at fair value, and record any unrealized gain or loss as a separate component of stockholders' equity. As at December 31, 2000 this would have resulted in investments and stockholders' equity on the balance sheet being increased by $3,500,000 and a separate caption in stockholders' equity entitled "accumulated other comprehensive income" with a balance of $3,500,000. As the Company sold the investment in 2001, the comprehensive income was appropriately adjusted to reflect the disposition.

Supplemental disclosures required under U.S. GAAP include the following:

(a)  Recent accounting pronouncements:

  (i)
  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability be recognized for exit or disposal costs effectively only when the liability is incurred, rather than when a company commits to an exit plan, and that the liability be initially measured at fair value. The Company is currently assessing the impact of the new standard.

  (ii)
  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires certain disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of certain guarantees, that is, it requires the recognition of a liability for the obligation to stand ready to perform in the event that the specified triggering events or conditions occur. The initial measurement of this liability is the fair value guarantee at inception. As at December 31, 2002, the Company had no guarantees that require disclosures under the standard.

(b)  Other disclosures:

        Included in accrued liabilities at December 31, 2002 is a restructuring provision of $4,982,000 (2001 — $8,900,000). At December 31, 2000, accrued compensation expenses of $3,300,000, accrued acquisition costs of $9,000,000 and consulting fees of $2,100,000 accounted for more than 5% of current liabilities.

        Included in sales and marketing expenses is $150,000 (2001 — $925,000; 2000 — $56,000) of bad debt expenses.

QuickLinks

INDEX 724 SOLUTIONS INC. ANNUAL REPORT ON FORM 10-K
PART I
RISK FACTORS
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART II
SELECTED FINANCIAL DATA Years ended December 31, 2002, 2001, 2000, 1999 and 1998 (in thousands of U.S. dollars, except number of shares and per share amounts)
PART III
PART IV EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
FORM 10-K CERTIFICATION
FORM 10-K CERTIFICATION
Auditor's Report To The Shareholders
CONSOLIDATED BALANCE SHEETS Years ended December 31, 2002 and 2001 (in thousands of U.S. dollars)
CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001 and 2000 (in thousands of U.S. dollars, except per share amounts)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2002, 2001 and 2000 (in thousands of U.S. dollars, except per share amounts)
CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000 (in thousands of U.S. dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2002, 2001 and 2000 (Tabular amounts in thousands of U.S. dollars, except per share amounts)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2002, 2001 and 2000 (Tabular amounts in thousands of U.S. dollars, except per share amounts)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2002, 2001 and 2000 (Tabular amounts in thousands of U.S. dollars, except per share amounts)