Form 10-Q
period 2003-03-31
724 SOLUTIONS INC
filed 2003-05-09
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003. or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

     Common Shares, no par value - 59,833,492 shares outstanding as of March 31, 2003 (together with associated rights to purchase additional Common Shares)

     Subsequent to the end of the quarter, 724 Solutions Inc. completed a 1 for 10 reverse stock split, and 5,983,349 Common Shares were outstanding as of April 28, 2003.

     All other references to shares and options and per share amounts in this report do not give effect to the reverse split share and option totals.

                               724 SOLUTIONS INC.

                                TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION............................................... 1

   Item 1.  Financial Statements............................................ 1

            (a)  Consolidated Balance Sheets................................ 1

            (b)  Condensed Consolidated Statement of Operations (unaudited). 2

            (c)  Condensed Consolidated Statement of Shareholders' Equity
                 (unaudited)................................................ 3

            (d)  Condensed Consolidated Statement of Cash Flows (unaudited). 4

            (e)  Notes to Consolidated Financial Statements................. 5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 23

   Item 4.  Controls and Procedures........................................ 23


PART II. OTHER INFORMATION................................................. 24

   Item 1.  Legal Proceedings.............................................. 24

   Item 2.  Changes in Securities.......................................... 24

   Item 3.  Defaults Upon Senior Securities................................ 25

   Item 4.  Submission of Matters to a Vote of Security Holders............ 25

   Item 5.  Other Information.............................................. 25

   Item 6.  Exhibits and Report on Form 8-K................................ 25

            (a)  Exhibits.................................................. 25

            (b)  Reports on Form 8-K....................................... 26


SIGNATURES................................................................. 27

CERTIFICATIONS............................................................. 27

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)  Consolidated Balance Sheets

(In thousands of U.S. dollars)

March 31, 2003 and December 31, 2002

--------------------------------------------------------------------------------
                                                2003             2002
--------------------------------------------------------------------------------
                                              (Unaudited)

Assets

Current assets:
 Cash and cash equivalents (note 3)              $  23,245       $  19,129
 Short-term investments (note 3)                     5,858          18,562
 Restricted Cash (note 3)                            1,887             962
 Accounts receivable - trade,
 net of allowance of $150
   (2002 - $150)                                     2,876           2,211
 Prepaid expenses and other receivables              1,107             819
  ------------------------------------------------------------------------------
                                                    34,973          41,683

Fixed assets                                         1,207           1,418
Goodwill (note 4)                                    9,097           9,097
Other intangible assets (note 4)                     2,312           3,468
--------------------------------------------------------------------------------
                                                 $  47,589       $  55,666
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                $     974       $   1,254
 Accrued liabilities                                 8,163           9,892
 Note payable                                         --               600
 Deferred revenue                                    1,300           1,414
 Deferred consideration                              1,357           1,414
--------------------------------------------------------------------------------
                                                    11,794          14,377
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Shareholders' equity:
 Share capital (note 6):
  Authorized:
   Unlimited common shares
   Unlimited preferred shares
  Issued and outstanding:
59,833,492 common shares
(December 31, 2002 - 59,833,492)                   764,508         764,508
Deferred stock-based compensation                     (852)         (1,616)
Accumulated deficit                               (727,892)       (721,560)
Cumulative translation adjustment                       31             (43)
   -----------------------------------------------------------------------------
                                                    35,795          41,289
Contingent liabilities *
--------------------------------------------------------------------------------
                                                 $  47,589       $  55,666
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

*See note 17 to our audited consolidated financial statements set forth in our 2002 annual report.

          See accompanying notes to consolidated financial statements.

(b)  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

(In thousands of U.S. dollars)

Three months ended March 31, 2003 and 2002
(Unaudited)

----------------------------------------------------------------------------------------
                                                                2003            2002
----------------------------------------------------------------------------------------

Revenue:
 Product                                                     $  2,010          $  2,555
 Services                                                       1,505             1,958
 ---------------------------------------------------------------------------------------
                                                                3,515             4,513

Operating expenses:
 Cost of revenue                                                1,574             1,703
 Research and development                                       2,950             5,752
 Sales and marketing                                            2,192             6,376
 General and administrative                                       945             2,400
 Stock-based compensation:
    Cost of revenue                                                 8               146
    Research and development                                      529             5,118
    Sales and marketing                                           112             1,805
    General and administrative                                    115             1,311
 Depreciation                                                     359             1,682
 Amortization of intangible assets                              1,156             1,153
 Restructuring costs (note 8)                                    --              16,987
 Write-down of fixed assets (note 8) -                           --               4,134
 ---------------------------------------------------------------------------------------
                                                                9,940            48,567
----------------------------------------------------------------------------------------
Loss from operations                                           (6,425)          (44,054)

Interest income                                                    93               386

----------------------------------------------------------------------------------------
Loss for the period                                          $ (6,332)         $(43,668)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Basic and diluted loss per share                             $  (0.11)         $  (0.75)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

Weighted-average number of shares used in computing
 basic and diluted loss per share (in thousands)               59,833            58,583
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

(c)  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands of U.S. dollars, except per share amounts)

Three months ended March 31, 2003 and 2002
(Unaudited)

                                                              Deferred
                                                              stock-based
                                                              compensation                     Cumulative       Total
                                 Common shares                related to       Accumulated     translation      shareholders'
                             Number          Amount           stock options    deficit         adjustment       equity
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balances,
   December 31, 2001         58,375,761      $763,033         $  (19,582)      $(634,153)      $(52)            $109,246
Loss for the period                  --            --                --          (43,668)        --              (43,668)
Cumulative translation
   adjustment                        --            --                --               --        (32)                 (32)
Deferred stock-based
   compensation                      --          (163)              163               --         --                   --
Amortization of
   deferred stock-based
   compensation                      --            --              8,380              --         --                8,380
Issuance for cash on
   exercise of options          240,900           126                --               --         --                  126
Issuance of common
   shares                     1,011,690          1,415              --                --         --                1,415

------------------------------------------------------------------------------------------------------------------------------------
Balances,
   March 31, 2002            59,628,351      $  764,411       $  (11,039)      $ (677,821)      $(84)           $  75,467
------------------------------------------------------------------------------------------------------------------------------------
Balances,
   December 31, 2002         59,833,492      $  764,508       $   (1,616)      $(721,560)       $(43)           $  41,289
Loss for the period                --              --               --            (6,332)         --               (6,332)
Cumulative translation
   adjustment                      --              --               --               --           74                   74
Amortization of
   deferred stock-based
   compensation                    --              --                764             --               --              764
------------------------------------------------------------------------------------------------------------------------------------
Balances,
   March 31, 2003            59,833,492      $  764,508       $     (852)      $(727,892)       $31             $  35,795
------------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

(d)  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands of U.S. dollars)

Three months ended March 31, 2003 and 2002
(Unaudited)


--------------------------------------------------------------------------------------
                                                             2003           2002
--------------------------------------------------------------------------------------

Cash flows from (used in) operating activities:
     Loss for the period                                     $ (6,332)      $(43,668)
     Items not affecting cash:
         Depreciation and amortization                          1,515          2,835
         Stock-based compensation                                 764          8,380
         Other non-cash expenses                                  (61)          (264)
         Write-down of fixed assets                              --            4,134
     Change in operating assets and liabilities:
         Accounts receivable                                     (665)         2,011
         Prepaid expenses and other receivables                  (288)           295
         Accrued interest on short-term investments              --            1,204
         Accounts payable                                        (280)          (423)
         Accrued liabilities                                   (1,729)         9,266
         Deferred revenue                                          83            469
--------------------------------------------------------------------------------------
     Net cash flows used in operating activities               (6,993)       (15,761)


Cash flows from (used in) financing activities:
     Principal repayment of note payable                         (600)          (532)
     Issuance of common shares                                   --              125
--------------------------------------------------------------------------------------
     Net cash flows from (used in) financing activities          (600)          (406)


Cash flows from (used in) investing activities:
     Purchase of fixed assets                                     (70)           201
     Sale of short-term investments, net                       12,704          2,449
     Purchase of intangible and other assets                     (925)          --
--------------------------------------------------------------------------------------
     Net cash flows from investing activities                  11,709          2,650
--------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                4,116        (13,517)

Cash and cash equivalents, beginning of period                 19,129         60,279

--------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $ 23,245       $ 46,762
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

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

     The consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles, which conform, in all material respects, with U.S. generally accepted accounting principles. Unless otherwise noted in note 2, the interim financial statements follow the same accounting policies and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2002 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on March 31, 2003 and with the Securities and Exchange Commission on Form 10-K filed on March 31, 2003.

     The information furnished for the three months ended March 31, 2003 and March 31, 2002 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.   SIGNIFICANT ACCOUNTING POLICIES:


     The unaudited interim consolidated financial statements are based upon accounting principles consistent with those used and described in the Company's audited financial statements for the year ended December 31, 2002.

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

     The components of cash and cash equivalents and short-term investments are summarized as follows:

--------------------------------------------------------------------------------
                                       March 31,          December 31,
                                            2003                  2002
--------------------------------------------------------------------------------

Cash and cash equivalents:
    Cash                                  $20,584         $ 6,375
    Cash equivalents:
         Government treasury bill           1,661           1,554
         Corporate bonds                    1,000          11,200

--------------------------------------------------------------------------------
                                          $23,245         $19,129
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Short-term investments:
    Held-to-maturity:
         Government treasury bill           3,959           4,681
         Corporate bond                     1,900          13,881

--------------------------------------------------------------------------------
                                          $ 5,859         $18,562
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



       The Company has entered into letters of credit in the aggregate amount of $1,887,000 to guarantee payments under future contractual commitments (December 31, 2002 - $962,000). The letters of credit are secured by segregated instruments and are disclosed as restricted cash on the consolidated balance sheet.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS:

       Goodwill represents the excess of the purchase price over the fair value of net assets acquired and until January 1, 2002, had been amortized on a straight-line basis over varying periods of up to five years. At that time, the Company adopted the CICA standards issued in September 2001, specifically Handbook Sections 1581, "Business Combinations", and 3062, "Goodwill and Other Intangible Assets". The new standards require that the purchase method of accounting must be used for business combinations and require that goodwill no longer be amortized but instead be tested for impairment at least annually.


       Intangible assets with finite useful lives are amortized over their useful lives. The amortization methods and estimated useful lives of intangible assets which consist of unpatented technology, are reviewed annually, and are currently being amortized on a straight line basis over one to five years.


       The following table sets out the Company's total purchased intangible assets that are subject to amortization:

--------------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                             Accumulated       impairment        Net book
       March 31, 2003                       Cost             amortization      charge            value
--------------------------------------------------------------------------------------------------------------------------

       Technology                           $29,120           $13,498           $13,310          $2,312
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                              Accumulated       impairment       Net book
       December 31, 2002                    Cost              amortization      charge           value
--------------------------------------------------------------------------------------------------------------------------


       Technology                           $29,120           $12,342           $13,310       $3,468
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


5.     SEGMENTED INFORMATION:


       The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable financial institutions, mobile network operators and other customers to deliver information and services to a range of Internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical revenue and assets is set forth below:



--------------------------------------------------------------------------------
                                             March 31,      March 31,
                                             2003           2002
--------------------------------------------------------------------------------

Net revenue by geographic locations:
    North America                            $3,097         $3,283
    Europe                                      298            770
    Asia Pacific                                120            460

--------------------------------------------------------------------------------
                                             $3,515         $4,513
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     For the three months ended March 31, 2003, three customers accounted for 40%, 27% and 13% of revenue. For the three months ended March 31, 2002, two customers accounted for 14% and 10% of revenue.

--------------------------------------------------------------------------------------------------------------------------
                                              March 31, 2003                December 31, 2002
--------------------------------------------------------------------------------------------------------------------------
                                                         Goodwill                          Goodwill
                                                         and other                         and other
                                           Fixed         intangible       Fixed            intangible
                                           assets        assets           assets           assets
--------------------------------------------------------------------------------------------------------------------------
  North America                            $454          $11,409          $596             $12,565
  Europe                                    727               --           797                  --
  Asia Pacific                               26               --            25                  --


--------------------------------------------------------------------------------------------------------------------------
                                         $1,207          $11,409        $1,418             $12,565
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

6.     SHARE CAPITAL:


       (a) Stock options:


          At March 31, 2003 and December 31, 2002, there were options outstanding to acquire 7,231,605 and 7,484,083 common shares of the Company, respectively.


           The Company has excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.


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


           The Company also granted options to purchase an aggregate of 2,681,540 common shares with an exercise price of Cdn. $0.80 or U.S. $0.51 to its directors, most of its officers, selected senior personnel and some foreign-based employees who due to local regulations were ineligible to participate in the voluntary exchange program. The terms of the options are identical to the above mentioned options granted to eligible employees. As of March 31, 2003, 893,750 of these options had been cancelled as some recipients had left the Company.

7.  PRO FORMA DISCLOSURE FOR STOCK-BASED COMPENSATION AND OTHER STOCK-BASED
    PAYMENTS:


       For companies electing not to adopt the fair value measurement for stock-based compensation, the CICA Section 3870 accounting pronouncement requires the disclosure of pro forma net income (loss) and net income
       (loss) per share information. The Company has presented this pro forma information as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the pro forma disclosure and the impact on the consolidated statement of operations is presented in the following table:

--------------------------------------------------------------------------------
                                                    March 31,         March 31,
                                                        2003              2002
--------------------------------------------------------------------------------
       Loss for the period                          $ (6,332)         $(43,688)
       Compensation expense related
         to the fair value of stock options
         in excess of amounts recognized              (4,522)           (2,839)

--------------------------------------------------------------------------------
       Pro forma loss for the period                $(10,854)         $(46,527)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Pro forma loss per share:
           Basic and diluted                        $  (0.18)         $  (0.79)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



       The fair value of each option granted in the period ended March 31, 2003 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of zero, expected volatility of 100%, risk-free rate of return of 4.31% and an expected life of the option of five years. The fair value of each option granted prior to January 1, 2003, has been estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in note 9(v) of the annual consolidated financial statements.


       The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period they occur. The weighted average grant date fair value of options issued in three months ended March 31, 2003 was $0.35 (2002 - $ 1.39).

8.  RESTRUCTURING AND OTHER CHARGES:


       In 2001 and 2002, the Company recorded charges related to restructuring activities and the write-down of fixed assets, long-term investments, goodwill and other intangible assets.


       (a) Restructuring charges:

-------------------------------------------------------------------------------------------------------------
                                      Severance      Lease exit    Hosting exit    Write-down
                                                          costs           costs    of inventory   Total
-------------------------------------------------------------------------------------------------------------
Provision,
December 31, 2001                     $  2,331       $  6,593       $   --         $   --         $  8,924

Activity during the period ended
March 31, 2002
    Restructuring charges                3,691          4,801          5,747          2,748         16,987
    Cash payments                       (4,186)        (1,727)        (1,051)          --           (6,964)
    Non-cash charges                      --             --             --           (2,748)        (2,748)

Provision,
    March 31, 2002                    $  1,836       $  9,667       $  4,696       $   --         $ 16,199
-------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------
Provision,
December 31, 2002                     $    967       $  1,528       $  2,487       $   --         $  4,982

Activity during the period ended
March 31, 2003
    Cash payments                         (491)        (1,012)          (147)          --           (1,650)

Provision,
March 31, 2003                        $    476       $    516       $  2,340       $   --         $  3,332

-------------------------------------------------------------------------------------------------------------



        (b) Write-down of intangible assets, fixed assets and investments:

Three months ended:                                 March 31, 2003                 March 31, 2002
--------------------------------------------------------------------------------------------------
       Fixed assets                                 $--                            $4,134
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

9.     SUPPLEMENTAL DISCLOSURE:

--------------------------------------------------------------------------------------------------
                                                                             March 31,   March 31,
                                                                                 2003        2002
--------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing and investing activities:
    Common shares issued upon settlement of
       contingent consideration                                              -           1,415
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


10. STATEMENT OF COMPREHENSIVE LOSS:


       Comprehensive loss generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders.


--------------------------------------------------------------------------------
                                                    March 31,            March 31,
                                                        2003                 2002
--------------------------------------------------------------------------------

Loss for the period                                 $ (6,332)      $(43,668)
Other comprehensive loss, net of income taxes:
    Cumulative translation adjustment                     74            (32)

--------------------------------------------------------------------------------
       Comprehensive loss based on U.S. GAAP        $ (6,258)      $(43,700)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

724 Solutions Inc. is a leading provider of next-generation IP-based network and data services. We were incorporated in 1997, and in 1999 we introduced our initial products and solutions for the financial services industry. In 2001, we began offering our Actionable Alerts and Mobile Internet Gateway products to mobile network operators. In October 2002, our products and solutions for the mobile network operators were brought under the umbrella of our X-treme Mobility Suite of products. Through this family of products, 724 Solutions delivers reliable, scalable technology and solutions that allow mobile network operators to rapidly deploy flexible and open, next-generation IP-based network and data services.

Financial institutions use 724's pro-active alerts-based solutions to offer services across a broad range of channels, including the mobile channel, to their consumer customers and internal enterprise users, allowing these enterprises to improve customer satisfaction and retention while at the same time lowering their operating costs.

Our customers currently include leading mobile network operators and financial institutions. With our corporate office in Toronto, Canada, we have development and sales offices around the world, including, Hong Kong, Germany, Switzerland, the United Kingdom and the United States.


CRITICAL ACCOUNTING POLICIES

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. We have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting policies are described in Note 2 to our audited annual consolidated financial statements set forth in our annual report on form 10-K, which we encourage you to read.


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

PRODUCT REVENUE

Product revenue consists of the following:

     - Fixed License Fee Arrangement - a one-time license fee for a fixed number or copies of unlimited use of the software with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter.

     - Variable License Fee Arrangement - a variable license fee based on a per user fee with or without specified quarterly minimum payments. We recognize revenue from these contracts on a quarterly basis as the amount is determined. Our revenue under this model will vary with the number of our customers' end users. However, over time, we believe that these fees will grow as our customers roll out services based on our products or solutions to substantial numbers of their customers.

     - Reseller Arrangement - the reseller generally pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above.

     - Solutions Arrangement - there are two key factors that distinguish what we consider to be a solutions sale versus a software and services sale. Firstly, in a solutions sale, there may initially be a higher mix of revenue for services than in a software sale. Secondly, in a solutions sale the services include the development and implementation of customized software code and more complex interfaces than in a software sale, where the contracted services are primarily installation services. Recognition of revenue from such contracts will primarily be based on the percentage of work completed as described below under service revenue.

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

For a more detailed description of our revenue recognition policies, refer to note 2(c) of our annual audited consolidated financial statements for the year ended December 31, 2002.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

In the three months ended March 31, 2003, product revenue decreased to $2.0 million, including $860,000 related to a contract cancellation, from $2.6 million in 2002. Due to continuing poor economic conditions, our customers remained reluctant to make large upfront commitments on license fees.

SERVICE REVENUE

Service revenue decreased to $1.5 million for the three months ended March 31, 2003 from $2.0 million for the same period in 2002. The decrease in service revenue is due to the decline in the number of projects implemented by our customers.


OPERATING EXPENSES

COST OF REVENUE

Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training, and implementations as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.

Cost of revenue was $1.6 million for the three months ended March 31, 2003, compared to $1.7 million for the same period in 2002. COR decreased in 2003 as the number of projects deployed was down and because we eliminated costs not essential to our focus on our two key markets, the mobile network operator and financial services markets. Cost of revenue as a percentage of revenue, was 45% for the three months ended March 31, 2003, compared to 38% for the same period in 2002.

RESEARCH AND DEVELOPMENT

Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

Research and development (R&D) decreased to $3.0 million for the three months ended March 31, 2003 compared to $5.8 million for the same period in 2002. The decrease is a result of our 2001 and 2002 restructuring initiatives in which we reduced our R&D headcount and developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 84% for the three months ended March 31, 2003, compared to 128% for the same period in 2002.

SALES AND MARKETING

Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing (S&M) expenses were $2.2 million for the three months ended March 31, 2003 compared to $6.4 million for the same period in 2002. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions.

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

Our G&A expenses decreased to $945,000 for the three months ended March 31, 2003 compared to $2.4 million for the same period in 2002. The decrease in G&A expenses reflected our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient in order to support our business in the current market environment.

DEPRECIATION AND AMORTIZATION

Depreciation expense was $359,000 in the three months ended March 31, 2003 compared to $1.7 million for the same period in 2002. The decrease is a result of the decommissioning of our redundant fixed assets and reductions in our capital expenditure budgets as part of our restructuring initiatives.

Amortization expense was $1.2 million for the three months ended March 31, 2003, unchanged from the same period in 2002. The Company wrote-down intangibles and other assets in fiscal 2001 and adopted SFAS No. 142 and CICA Handbook section 3062, which require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002. The amortization expense in 2003 and 2002 represents the amortization of acquired technology, which is being amortized over a period of two to five years. At March 31, 2003, the carrying value of goodwill was $9.1 million and the carrying value of acquired technology was $2.3 million.

STOCK-BASED COMPENSATION

Stock-based compensation decreased to $764,000 for the three months ended March 31, 2003, compared to $8.4 million for the same period in 2002. The 2002 expense included significant charges related to the immediate recognition of deferred stock-based compensation associated with employees who were terminated as part of our restructuring plan as well as the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002. Also, the deferred stock compensation associated with the Tantau acquisition was higher in 2002 as it was fully amortized by the end of January 2003.

RESTRUCTURING COSTS

With the downturn in general economic conditions, in the second quarter of 2001 we began to identify areas to reduce costs and to implement a restructuring initiative. We eliminated duplicate resources and positions, narrowed our product offerings and streamlined our operating processes. We continued these initiatives in the first quarter of 2002 and, as a result, we recorded a $17.0 million charge in the period ending March 31, 2002. In addition, we recorded a $4.1 million charge in the three months ended March 31, 2002 related to the decommissioning of our redundant fixed assets. There were no restructuring charges or fixed assets write-downs for the three months ended March 31, 2003. Included in our "Accrued Liabilities" as at March 31, 2003 is approximately $3.3 million in restructuring reserves. This includes severance costs of $476,000, lease exit costs of $516,000 and hosting exit costs of $2.3 million. See note 8 to our consolidated financial statements for the three months ended March 31, 2003 for further details.

INTEREST INCOME

Interest income decreased to $93,000 for the three months ended March 31, 2003, compared to $386,000 for the same period in 2002. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income is net of interest expense relating to our note payable. Interest income decreased in the three months ended March 31, 2003 compared to the same period in 2002 because we have reduced holdings of cash and cash equivalent balances and short-term investments.

NET LOSS

Our net loss decreased to $6.3 million for three months ended March 31, 2003 compared to $43.7 million for the same period in 2002. Our net loss decreased due to the significant restructuring charges and write down of intangible assets recorded in the first quarter of 2002 and the substantial reduction in our operating expenses resulting from our restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $7.0 million for the three months ended March 31, 2003 compared to $15.8 million for the same period in 2002. We have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for the three months ended March 31, 2003 consisted of our net loss of $6.3 million, cash payments of accrued liabilities of $1.7 million plus an increase in working capital items of $1.2 million, offset by non-cash items, specifically depreciation and amortization of $1.5 million and stock-based compensation expense of $764,000.

As at March 31, 2003, we had commitments to make $850,000 in minimum lease payments up to 2005, primarily related to our facilities and equipment rentals. As a result of our restructuring initiatives, we have vacated some of our premises and we have been successful in reducing our total future lease commitments with our landlords.

Cash used in financing activities was $600,000 for the three months ended March 31, 2003 compared to $406,000 for the same period in 2002. The $600,000 represents the final two payments of our note payable. In the same period in 2002 we paid $532,000 related to the same note but also had a cash source of $126,000 from the issuance of common shares related to the exercise of options.

Excluding the sale (purchase) of short-term investments, and restricted cash changes, the Company's investing activity in the three months ended March 31, 2003 consisted of the use of $70,000 related to the purchase of fixed assets compared to a source of $201,000 in the same period in 2002.

In the three month period ended March 31, 2003, the Company had a cash inflow of $4.1 million compared to a cash use of $13.5 million for the same period in 2002. This was due to the sale of $12.7 million in short-term investments in the first quarter of 2003 ($2.5 million in the same period in 2002) as well as significantly lower operating costs in 2003.

Due to the operational savings resulting from our restructuring, we expect that cash from the sales of our products and our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, or if we seek to effect one or more significant acquisitions.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires certain disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of certain guarantees, that is, it requires the recognition of a liability for the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. As at March 31, 2003, the Company had no guarantees that require disclosure under the standard.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate that," "believes," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be," or similar words. These forward-looking statements include the statements herein regarding: future developments in the financial services and mobile network industries; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; our plans to operate in the mobile operator and financial institutions markets; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

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

GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS
Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market our primary target markets of mobile network operators and financial institutions. As economic activity slowed in these markets beginning in 2001, our customers began deferring their spending on our products and our revenues began to decline. Our sales cycle has lengthened significantly as potential customers have reduced their spending commitments, including their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as previously anticipated. For example, in 2002, Bank of Montreal and Wells Fargo, two of our initial customers, ceased offering their wireless banking and/or brokerage services. If general economic conditions continue to be adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

ENTERING NEW MARKETS
We have made mobile network operators an important focus of our activities. In order to encourage these potential customers to adopt and implement our solutions, we may incur higher costs than we have in the past, and we may not be able to attract a large number of these customers. Mobile network operators may not be successful in rolling out our services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry, may increase our expenses and may damage our reputation.

INTERNATIONAL MARKETS
In December 2000, we first recognized revenues from sales in international markets. We had expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly there.

However, some key countries in these regions have experienced decreasing economic activity, and our sales to these regions declined beginning in the third quarter of 2001. This trend did not reverse in 2002 nor in the first quarter of 2003 and it may not reverse in subsequent quarters in 2003 resulting in us not being able to increase our customer base, and accordingly, limited growth from these markets.

LIQUIDITY
In order to help ensure that we would have sufficient capital to take advantage of our core business opportunities, we have taken significant actions since the second quarter of 2001 to reduce our operating expenses. However, most of our operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable, and these expense levels are based in part on our expectations regarding future revenues. As a result, any sustained shortfall in our revenues relative to our expectations would negatively impact our operating results. Accordingly, if the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

INVESTMENTS IN OTHER COMPANIES
For year ended December 31, 2001 we realized a loss of $4.6 million on sales of our long-term investments and recorded a loss provision of $10.0 million against these investments as they have experienced a significant other than temporary decline in their value. In addition, in the third quarter of 2002, we recorded an additional loss provision of $5.3 million. Because of the continuing volatility in the financial markets, as well as other factors, we expect to limit the extent to which we make equity investments in other non-core companies during the next few fiscal quarters, and possibly longer. As a result, we may not take advantage of investment opportunities that could provide significant financial benefits to our company, or that could provide us with the opportunity to build relationships with other companies in our industry and target markets.

INVESTMENTS IN NEW TECHNOLOGIES
During fiscal 2001, we made significant investments in new technology assets to help expedite customer adoption of our solutions, including interactive voice response technology, technologies relating to short messaging services and technology to allow mobile applications to be executed with real-time interaction. In accordance with our accounting policy, we review the carrying value of these assets, considering key factors such as our estimate of customer demand for these assets and the assets' fit with our product strategy. For the year ended December 31, 2002, we recorded a charge of $2.7 million relating to our decision not to use these assets that we purchased to resell to our customers. In the future, if there are any circumstances in which there is a decline in the carrying value of these assets or if we decide not to pursue these technologies if we determine that customer demand for them is not substantial, we may need to record additional charges.

RECEIVABLES
A significant portion of our receivables are derived from companies in foreign countries. Due to varying economic conditions and business practices in these countries, our collections cycle from these customers may be longer than our past experience. In the first quarter of 2003, we recorded a provision of $150,000 relating to accounts that we believe to be potential bad debts. There is risk that this provision is not sufficient. As adverse economic conditions persist, there is a greater risk that our customers will have difficulties in paying us in accordance with the terms of their contracts, and our risk of bad debt may increase substantially in future fiscal periods.

HOSTING SERVICES
In January 2002, we formalized our plan to transfer the management of our application hosting services to Computer Sciences Corporation ("CSC"). We will continue to be dependent on CSC to provide secure hosting services for our software products. If CSC becomes unable to deliver these services, or other circumstances occur that affect CSC or its computer systems, our hosting services may be substantially impaired. If any of these circumstances occur and cause us to fail to deliver our hosting services, we may lose customers, our reputation may suffer, and our ability to attract new customers may be damaged.

EMPLOYEES
Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. However, if our workforce is not properly sized to meet our operating needs, our ability to achieve and maintain profitability is likely to suffer. As indicated in this report, we have substantially reduced the number of our employees. This means that we use a smaller number of employees to conduct some of the operations that were previously performed by a larger workforce, which could cause disruption of our business. In addition, the morale of our current employees may have been adversely affected by previous workforce reductions, reducing their performance. Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these staffing reductions.

GROSS MARGINS
We believe that certain factors in the current market may contribute to the risk that our gross margins will decrease in future fiscal quarters. We may have to lower our prices, in order to accommodate our customers. In addition, due to the downturn in the economy, many of our customers are reluctant to make a commitment to pay a large upfront license fee, which could also cause our revenues to decrease. With a greater percentage of our revenues coming from services, if we are not successful in reducing our costs of sales, and our customers continue to purchase licenses on an as-needed basis, we will experience a decrease in our gross margins.

LITIGATION
The Company and certain of its present and former officers and directors were named as defendants in a series of purported class actions relating to our initial public off ering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

NASDAQ LISTING
Our common shares trade on the NASDAQ SmallCap Market, which has a number of compliance requirements for continued listing. One of these requirements is that the market price of our common shares must be at least US$1.00 for 10 consecutive trading days. On April

28, 2003, our common shares began to trade on a consolidated basis above the minimum price of $1.00, after the completion of a reverse-stock split. As a result, we hope to remain in compliance and maintain our NASDAQ SmallCap Market listing. If, however, we do not do so and our common shares are delisted from the NASDAQ SmallCap Market, there would likely be a reduction in the liquidity of our common shares and a further adverse effect on their trading price. Lack of liquidity would also make it more difficult for us to raise capital in the future, effect acquisitions or other strategic transactions, and to retain our personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



   IMPACT OF INTEREST RATE EXPOSURE

As of March 31, 2003 we had approximately $31.0 million in cash, cash equivalents, short-term investments and restricted cash of which $7.7 million consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.


   IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar. In the past, the majority of our non-US dollar denominated expenses were incurred in Canadian dollars. As a result of our recent restructuring efforts, in the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Euros. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three months ended March 31, 2003, we incurred an unrealized foreign currency gain relating to the translation of our non-US denominated monetary assets and liabilities of approximately $74,000.


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

ITEM 2.  CHANGES IN SECURITIES

         RIGHTS PLAN. On January 22, 2003, the Company's Board of Directors authorized the Company to adopt a shareholder rights plan. On February 10, 2003, the Company and Computershare Trust Company of Canada, as Rights Agent, entered into a Shareholders Rights Plan Agreement (the "Rights Plan") and one right (each, a "Right") was issued under the Rights Plan and attached to each outstanding common share of the Company. The Rights Plan was ratified by the Company's shareholders at the annual shareholders' meeting held in April on April 24, 2003 (the "Annual Meeting"). A Right only becomes exercisable upon the occurrence of a Flip-In Event, which is a transaction in which a person becomes an Acquiring Person and which otherwise does not meet the requirements of a Permitted Bid or certain other limited exceptions (as such terms are defined in the Rights Plan).

         When exercised, a Right entitles each shareholder who is not then attempting to acquire control of the Company to purchase additional common shares at a substantial discount to market value. Any such purchase would cause substantial dilution to the person or group of persons attempting to acquire control of the Company, other than by way of a Permitted Bid. The Rights will expire on the termination of the Rights Plan, unless redeemed before such time.

         The Rights Plan has been filed with the Securities and Exchange Commission on the Company's Form 8-K, dated January 22, 2003.

         CONSOLIDATION. At the Annual Meeting, the Company's shareholders approved a ten (old) for one (new) reverse stock split. The Company's common shares began trading on a consolidated basis on the Nasdaq SmallCap Market and the Toronto Stock Exchange on April 28, 2003.

         CONTINUANCE. At the Annual Meeting, the Company's shareholders approved continuance (the "Continuance") of the Company under the Canada Business Corporations Act (the "CBCA"). As a result, the Company continued its corporate existence governed by the laws of the CBCA rather than the Ontario Business Corporations Act. The Company believes that the Continuance will not materially affect the share capital in the Company in any way.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS:

         The following exhibits are filed with this Report:

     3.1 Articles of Continuance of 724 Solutions Inc. (filed with the Registrant's Definitive Schedule 14A, March 31, 2003)

     3.2 Articles of Amendment of 724 Solutions Inc. (filed with the Registrant's Definitive Schedule 14A, March 31, 2003)

     3.3 By-laws of 724 Solutions Inc. (filed with the Registrant's Definitive
Schedule 14A, March 31, 2003)

     4.1 Form of Certificate Representing Common Shares.

     99.1 Certification of John J. Sims

     99.2 Certification of Glenn Barrett

(b)  REPORTS ON FORM 8-K:

         During the period covered by this Report, the Company filed one report on Form 8-K, dated January 22, 2003, reporting the Company's adoption of the Rights Plan described in Part II, Item II above.

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

              SIGNATURES                        TITLES                                                    DATE
              ----------                        ------                                                    ----
 /S/ JOHN J. SIMS              Chief Executive Officer (principal executive officer)                   May 9, 2003
------------------
 John J. Sims


 /S/ GLENN BARRETT             Chief Financial Officer (principal financial and accounting officer)    May 9, 2003
---------------------------
Glenn Barrett





                                 CERTIFICATIONS

I, John J. Sims, certify that:

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

Date:  May 9, 2003

                                                     /S/ JOHN J. SIMS
                                                    ---------------------------
                                                         John J. Sims
                                                         Chief Executive Officer


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

Date:  May 9, 2003

                              /S/ GLENN BARRETT
                              --------------------------------------------------
                              Glenn Barrett
                              Chief Financial Officer and Senior Vice-President, Corporate Services