Form 10-Q
period 2003-06-30
724 SOLUTIONS INC
filed 2003-08-08
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003.

                                       or

          / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number: 000-31146

                               724 SOLUTIONS INC.
             (Exact Name of Registrant as Specified in its Charter)




                          Ontario                                                  Inapplicable
                          -------                                                  ------------
              (State or Other Jurisdiction of                                    (I.R.S. Employer
              Incorporation or Organization)                                   Identification No.)

               4101 Yonge Street, Suite 702                                          M2P 1N6
               ----------------------------                                          -------
                     Toronto, Ontario                                               (Zip Code)
                     ----------------
          (Address of Principal Executive Office)

                                 (416) 226-2900
                                 --------------
              (Registrant's Telephone Number, Including Area Code).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                                              ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /x/
                                                ---    ---

 Common Shares, no par value - 5,983,349 shares outstanding as of August 6, 2003
     (together with associated rights to purchase additional Common Shares)

                               724 SOLUTIONS INC.



                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION...............................................................................1

              Item 1.    Financial Statements.....................................................................1

              Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations..............................................................................11

              Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................21

              Item 4.    Controls and Procedures.................................................................21


PART II.      OTHER INFORMATION..................................................................................22

              Item 1.    Legal Proceedings.......................................................................22

              Item 2.    Changes in Securities...................................................................22

              Item 3.    Defaults Upon Senior Securities.........................................................23

              Item 4.    Submission of Matters to a Vote of Security Holders.....................................23

              Item 5.    Other Information.......................................................................24

              Item 6.    Exhibits and Reports on Form 8-K........................................................24

                         (a)   Exhibits..........................................................................24

                         (b)   Reports on Form 8-K...............................................................24

SIGNATURES.......................................................................................................25


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

June 30, 2003 and December 31, 2002


-------------------------------------------------------------------------------------------------------------------
                                                                                 2003                   2002
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Assets

Current assets:
     Cash and cash equivalents (note 2)                                           $20,896              $19,129
     Short-term investments (note 2)                                                2,758               18,562
     Restricted cash (note 2)                                                       1,630                  962
     Accounts receivable - trade, net of allowance
       of $25 (December 31, 2002 - $150)                                            2,518                2,211
     Prepaid expenses and other receivables                                         1,091                  819
-------------------------------------------------------------------------------------------------------------------
                                                                                   28,893               41,683

Fixed assets                                                                          938                1,418
Goodwill                                                                            9,097                9,097
Other intangible assets                                                             1,156                3,468

-------------------------------------------------------------------------------------------------------------------
                                                                                  $40,084              $55,666
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                             $   940              $ 1,253
     Accrued liabilities                                                            7,691                9,892
     Note payable                                                                       -                  600
     Deferred revenue                                                                 652                1,217
     Deferred consideration                                                           983                1,415
-------------------------------------------------------------------------------------------------------------------
                                                                                   10,266               14,377

Shareholders' equity:
     Share capital (note 4):
         Authorized:
              Unlimited common shares
              Unlimited preferred shares
         Issued and outstanding:
              5,983,349 common shares
                (December 31, 2002 - 5,983,349)                                   764,508              764,508
     Deferred stock-based compensation                                                  -               (1,616)
     Accumulated deficit                                                         (734,741)            (721,560)
     Cumulative translation adjustment                                                 51                  (43)
-------------------------------------------------------------------------------------------------------------------
                                                                                   29,818               41,289

Contingent liabilities *

-------------------------------------------------------------------------------------------------------------------
                                                                                  $40,084              $55,666
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

* See note 17 to our audited consolidated financial statements set forth in our 2002 annual report.
The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.
See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share amounts)


-------------------------------------------------------------------------------------------------------------------
                                                        Three months ended                  Six months ended
                                                             June 30,                           June 30,
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                        (Unaudited)

Revenue:

     Product                                   $     1,635      $     1,572       $     3,645     $      4,127
     Services                                        1,375            3,436             2,880            5,394
-------------------------------------------------------------------------------------------------------------------
                                                     3,010            5,008             6,525            9,521

Operating expenses:
     Cost of revenue                                 1,422            2,669             2,996            4,372
     Research and development                        2,555            4,106             5,505            9,858
     Sales and marketing                             2,165            4,342             4,357           10,718
     General and administrative                      1,291            1,546             2,236            3,946
     Depreciation                                      203            1,478               562            3,160
     Amortization of intangible assets               1,156            1,011             2,312            2,164
     Stock-based compensation:
         Cost of revenue                                 -               54                 8              200
         Research and development                      682            1,879             1,211            6,997
         Sales and marketing                           170              662               282            2,467
         General and administrative                      -              482               115            1,793
     Restructuring costs (note 5)                      300                -               300           16,987
     Write-down of fixed assets                          -                -                 -            4,134
-------------------------------------------------------------------------------------------------------------------
                                                     9,944           18,229            19,884           66,796
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                (6,934)         (13,221)          (13,359)         (57,275)

Interest income, net                                    85              139               178              525

-------------------------------------------------------------------------------------------------------------------
Loss for the period                            $    (6,849)     $   (13,082)      $   (13,181)    $    (56,750)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share               $     (1.14)      $    (2.19)       $    (2.20)    $      (9.60)

-------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
   used in computing basic and diluted
   loss per share (in thousands)                     5,983            5,964             5,983            5,911

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders' Equity
(In thousands of U.S. dollars, except number of common shares)

Six months ended June 30, 2003 and 2002
(Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                                     Deferred
                                                                  stock-based
                                                                 compensation                    Cumulative           Total
                                           Common shares     related to stock     Accumulated   translation   shareholders'
                                     Number           Amount          options         deficit    adjustment          equity
-----------------------------------------------------------------------------------------------------------------------------
Balances,
   December 31, 2001              5,837,576      $   763,033      $   (19,582)   $   (634,153)     $    (52)   $    109,246
Loss for the period                       -                -                -         (56,750)            -         (56,750)
Cumulative translation
   adjustment                             -                -                -               -            (6)             (6)
Deferred stock-based
   compensation                           -             (163)             163               -             -               -
Amortization of
   deferred stock-based
   compensation                           -                -           11,457               -             -          11,457
Issuance for cash on
   exercise of options               25,919              144                -               -             -             144
Issuance of common
   shares                           101,169            1,415                -               -             -           1,415

-----------------------------------------------------------------------------------------------------------------------------
Balances,
   June 30, 2002                  5,964,664      $   764,429      $    (7,962)   $   (690,903)     $    (58)   $     65,506
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Balances,
   December 31, 2002              5,983,349      $   764,508      $    (1,616)   $   (721,560)     $    (43)   $     41,289
Loss for the period                       -                -                -         (13,181)            -         (13,181)
Cumulative translation
   adjustment                             -                -                -               -            94              94
Amortization of
   deferred stock-based
   compensation                           -                -            1,616               -             -           1,616

-----------------------------------------------------------------------------------------------------------------------------
Balances,
   June 30, 2003                  5,983,349      $   764,508      $         -    $   (734,741)     $     51    $     29,818
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)


-------------------------------------------------------------------------------------------------------------------
                                                        Three months ended                  Six months ended
                                                             June 30,                           June 30,
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                        (Unaudited)

Cash flows from operating activities:
     Loss for the period                        $   (6,849)      $  (13,082)       $  (13,181)     $   (56,750)
     Items not affecting cash:
         Depreciation and amortization               1,359            2,489             2,874            5,324
         Stock-based compensation                      852            3,077             1,616           11,457
         Other non-cash expenses                       104              (56)               43               82
         Write-down of fixed assets                      -                -                 -            4,134
     Change in operating assets and liabilities:
         Accounts receivable                           358            3,602              (307)           5,613
         Prepaid expenses and other receivables         16             (389)             (272)             (94)
         Accrued interest on short-term
           investments                                   -              179                 -              157
         Accounts payable                              (34)            (714)             (314)          (1,137)
         Accrued liabilities                          (472)          (3,700)           (2,201)           5,566
         Deferred consideration                       (374)               -              (374)               -
         Deferred revenue                             (648)             172              (565)             641
-------------------------------------------------------------------------------------------------------------------
     Net cash flows used in operating activities    (5,688)          (8,422)          (12,681)         (25,007)

Cash flows from financing activities:
     Principal repayment of notes payable                -             (802)             (600)          (1,334)
     Issuance of common shares                           -               18                 -              144
-------------------------------------------------------------------------------------------------------------------
     Net cash flows used in
       financing activities                              -             (784)             (600)          (1,190)
Cash flows from investing activities:
     Purchase of fixed assets                          (18)            (137)              (88)            (338)
     Sale of short-term investments, net             3,100           11,269            15,804           14,944
     Restricted cash                                   257           (2,946)             (668)          (2,946)
     Purchase of intangible and other assets             -             (457)                -             (457)
-------------------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities        3,339            7,729            15,048           11,203

Foreign exchange loss on cash held
   in foreign currency                                   -              (58)                -              (58)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                                 (2,349)          (1,535)            1,767          (15,052)

Cash and cash equivalents, beginning
   of period                                        23,245           46,762            19,129           60,279
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $   20,896       $   45,227        $   20,896     $     45,227
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash
   investing and financing activities:
     Interest received                          $       81       $      365        $      232      $       847
     Interest paid                                       -               72                 7              164
     Common shares issued upon
       settlement of contingent
       consideration                                     -                -                 -            1,415
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

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

     The information furnished for the three and six months ended June 30, 2003 and June 30, 2002 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

     The components of cash and cash equivalents and short-term investments are as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2003           December 31, 2002
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

       Cash and cash equivalents:
           Cash                                                              $     20,896          $     6,375
           Cash equivalents:
                Government treasury bills                                               -                1,554
                Corporate bonds                                                         -               11,200
------------------------------------------------------------------------------------------------------------------------
                                                                             $     20,896          $    19,129
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
       Short-term investments:
           Held-to-maturity:
                Government treasury bills                                           2,474                4,681
                Term deposits                                                         284                4,681
                Corporate bond                                                          -               13,881
------------------------------------------------------------------------------------------------------------------------
                                                                             $      2,758          $    18,562
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


The Company has entered into letters of credit in the aggregate amount of $1,630,000 (December 31, 2002 - $962,000). See note 7(c) for further details.

3.   SEGMENTED INFORMATION:

     The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable financial institutions, mobile network operators and other customers to deliver information and services to a range of Internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical revenue and assets is set forth below:


-------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                 Six months ended
                                                             June 30,                           June 30,
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------

       Net revenue by geographic
         location:
           North America                        $    2,416      $     4,641       $     5,513      $     7,924
           Europe                                      552              157               850              927
           Asia Pacific                                 42              210               162              670
-------------------------------------------------------------------------------------------------------------------
                                                $    3,010      $     5,008       $     6,525      $     9,521
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


     For the six months ended June 30, 2003, three customers accounted for 48%, 16% and 10% of revenue. For the six months ended June 30, 2002, two customers accounted for 24% and 21% of revenue.

     For the six months ended June 30, 2003, two customers accounted for 51% and 18% of accounts receivable. For the six months ended June 30, 2002, three customers accounted for 18% and 14% and 12% of accounts receivable.



-------------------------------------------------------------------------------------------------------------------
                                                        June 30, 2003                   December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                   Goodwill                           Goodwill
                                                                  and other                          and other
                                                     Fixed       intangible             Fixed       intangible
                                                    assets           assets            assets           assets
-------------------------------------------------------------------------------------------------------------------

       North America                            $      475      $    10,253       $       596      $    12,565
       Europe                                          463                -               797                -
       Asia Pacific                                      -                -                25                -
-------------------------------------------------------------------------------------------------------------------
                                                $      938      $    10,253       $     1,418      $    12,565
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

4.   SHARE CAPITAL:

     (a)  Reverse stock split

          On April 24, 2003 the Company's shareholders approved a ten for one reverse stock split of the Company's common shares. As a result, the historic number of shares, historic loss per share and the weighted average number of shares used in compiling basic and diluted loss per share have been restated for all periods presented to reflect the reverse stock split.

     (b)  Stock options

          At June 30, 2003 and December 31, 2002, there were options outstanding to acquire 675,069 and 748,408 common shares of the Company, respectively.

          The following table summarizes the Company's options as of June 30, 2003.


-----------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted average
                                                                          remaining
                                                    Weighted average  contractual life    Number of options  Weighted average
        Exercise price ranges    Number of options   exercise price         (years)         exerciseable      exercise price
-----------------------------------------------------------------------------------------------------------------------------
$          -      $   5.00             237,489       $  3.63                 8.5              41,088          3.11
          5.01       10.00             251,772          5.69                 9.1              71,233          6.22
         10.01       20.00              45,941         17.37                 6.3              42,956         17.73
         20.01       50.00              20,894         36.72                 6.6              20,407         36.96
         50.01      100.00              54,618         88.70                 7.1              39,835         95.66
        100.01      600.00              64,356        242.38                 7.5              26,905        290.18
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                       675,069        $36.00                 8.3             242,423       $ 56.53
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

       (c) Loss per share

           The Company has excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.

       (d) Pro forma disclosure for stock-based compensation and other stock-based payments:

           For companies electing not to adopt the fair value measurement for stock-based compensation, Canadian and US GAAP requires the disclosure of pro forma net income (loss) and net income (loss) per share information. The Company has presented this pro forma information as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the pro forma disclosure and the impact on the consolidated statement of operations is presented in the following table:

-------------------------------------------------------------------------------------------------------------------
                                                       Three months ended                  Six months ended
                                                  June 30,         June 30,          June 30,         June 30,
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------

       Loss for the period                  $       (6,849)   $     (13,082)    $     (13,181)   $     (56,750)
       Compensation expense related
         to the fair value of stock options
         In excess of amounts recognized            (3,704)          (4,755)           (8,226)          (7,594)

-------------------------------------------------------------------------------------------------------------------
       Pro forma loss for the period        $      (10,553)   $     (17,837)    $     (21,407)   $     (64,344)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
       Pro forma loss per share:
           Basic and diluted                $       (1.76)    $      (2.99)     $      (3.58)    $     (10.89)

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

           The fair value of each option granted in the period ended June 30, 2003 has been estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of zero, expected volatility of 100%, risk-free rate of return of 3.82% and an expected life of the option of five years. The fair value of each option granted prior to January 1, 2003, has been estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in note 9(v) of the annual consolidated financial statements.

           The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period they occur. The weighted average grant date fair value of options issued in three months ended June 30, 2003 was $2.26 (2002 - $8.52).

5.     RESTRUCTURING COSTS:

       The restructuring charge recorded in the three months ended June 30, 2003 relates to the termination of twenty-six employees, the closure of one office and the partial closure of two other offices offset by an adjustment to the Hosting exit costs reserve.


       Six months ended June 30, 2002
-------------------------------------------------------------------------------------------------------------------
                                        Severance     Lease exit    Hosting exit     Write-down
                                                           costs           costs   of inventory          Total
-------------------------------------------------------------------------------------------------------------------


       Provision,
       December 31, 2001               $    2,331    $     6,593      $        -     $        -    $     8,924

       Activity during the period
       ended June 30, 2002
           Restructuring charges            3,691          4,801           5,747          2,748         16,987
           Cash payments                   (5,417)        (3,053)         (1,892)             -        (10,362)
           Non-cash charges                     -         (1,781)          1,691         (2,748)        (2,838)

-------------------------------------------------------------------------------------------------------------------

       Provision,
       June 30, 2002                   $      605   $      6,560      $    5,546     $        -    $    12,711
-------------------------------------------------------------------------------------------------------------------


       Six months ended June 30, 2003
-------------------------------------------------------------------------------------------------------------------
                                        Severance     Lease exit    Hosting exit     Write-down
                                                           costs           costs   of inventory          Total
-------------------------------------------------------------------------------------------------------------------

       Provision,
       December 31, 2002               $      967    $     1,528      $     2,487    $        -    $     4,982

       Activity during the period
       ended June 30, 2003
           Cash payments                     (783)        (1,183)           (587)             -         (2,553)
           Restructuring charges              525            175            (400)                          300

-------------------------------------------------------------------------------------------------------------------

       Provision,
       June 30, 2003                   $      709    $       520      $    1,500     $        -     $    2,729

-------------------------------------------------------------------------------------------------------------------


6.     STATEMENT OF COMPREHENSIVE LOSS:

       Comprehensive loss generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders.

-------------------------------------------------------------------------------------------------------------------
                                                  Three months ended June 30,          Six months ended June 30,
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------

       Loss for the period                  $       (6,849)   $     (13,082)    $     (13,181)   $     (56,750)
       Other comprehensive loss,
          net of income taxes:
       Cumulative translation adjustment                20               26                94               (6)

-------------------------------------------------------------------------------------------------------------------
       Comprehensive loss
       based on U.S. GAAP                   $       (6,829)   $     (13,056)    $     (13,087)   $     (56,756)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


7.     GUARANTEES:

       (a) General indemnities

           In the normal course of operations, the Company provides indemnification agreements to counterparties in transactions such as purchase contracts, service agreements, and leasing transactions. These indemnification agreements sometimes require the Company to compensate the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnification. No amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

      (b) Product warranties

           Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party's intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

           Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a specified period after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards and in accordance with applicable specifications for a specified period from performance of the service. To date, we have not incurred any material costs associated with these warranties.

       (c) Letters of credit

           The Company has entered into letters of credit in the aggregate amount of $1,630,000 to guarantee future payments under contractual commitments (December 31, 2002 - $962,000). The commitments include $570,000 related to insurance premiums, $871,000 related to deferred consideration and $189,000 to secure Company credit cards. The insurance and deferred compensation amounts will be paid by the end of 2003 and the Company can cancel the credit card commitment at any time. The letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

724 Solutions Inc. is a leading provider of next-generation IP-based network and data services. We were incorporated in 1997, and in 1999 we introduced our initial products and solutions for the financial services industry. In 2001, we began offering our Actionable Alerts and Mobile Internet Gateway products to mobile network operators (MNO's). In October 2002, our products and solutions for the mobile network operators were brought under the umbrella of our X-treme Mobility Suite of products. Through this family of products, 724 Solutions delivers reliable, scalable technology and solutions that allow mobile network operators to rapidly deploy flexible and open, next-generation IP-based network and data services.

Financial institutions (FI's) use 724's pro-active, alerts-based solutions to offer services across a broad range of channels, including the mobile channel, to their consumer customers and internal enterprise users, allowing these organizations to improve customer satisfaction and retention while at the same time lowering their operating costs.

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

Typically, software license agreements are multiple element arrangements that include related maintenance and implementation fees. Accordingly, the fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of value (VSOE) of each element. For contracts for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, as long as we have VSOE for all undelivered elements (typically, services and maintenance) we can record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

For license and services agreements that provide significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to documented specifications, we defer recognition of revenue for the amount subject to refund or penalty until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such agreements.


PRODUCT REVENUE

Product revenue consists of the following:

          o Fixed License Fee Arrangement - a one-time license fee for a fixed number or copies of unlimited use of the software with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter.
          o Variable License Fee Arrangement - a variable license fee based on the numbers of users in a period. Revenue is recognized on an ongoing basis and will vary with the number of our customers' end users. However, over time, we believe that these fees will grow as our customers roll out services based on our products or solutions to substantial numbers of their customers.
          o Reseller Arrangement - the reseller generally pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above.
          o Solutions Arrangement - there are two key factors that distinguish what we consider to be a solutions sale versus a software and services sale. Firstly, in a solutions sale, there may initially be a higher mix of revenue for services than in a software sale. Secondly, in a solutions sale the services include the development and implementation of customized software code and more complex interfaces than in a software sale, where the contracted services are primarily installation services. Recognition of revenue from such contracts will primarily be based on the percentage of work completed as described below under service revenue.


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


HOSTING FEES

We no longer provide hosting services directly. Instead, we have arranged an alliance with CSC, whereby CSC is our preferred hosting partner for current and future customer deployments where hosting is or will be required. Under our existing hosting contracts, we typically charge customers a monthly flat fee or a monthly fee based on the number of users. The fees are recognized on a monthly basis.

For a more detailed description of our revenue recognition policies, refer to note 2(c) of our annual audited consolidated financial statements for the year ended December 31, 2002.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted accounting principles.


REVENUE

PRODUCT REVENUE

In the three months ended June 30, 2003, product revenue increased to just over $1.6 million from just under $1.6 million for the same period in 2002. In the six months ended June 30, 2003, product revenue decreased to $3.6 million, including $860,000 related to a contract cancellation fee in the first quarter of 2003, from $4.1 million for the corresponding period in 2002. Due to continuing poor economic conditions, our FI customers were reluctant to make large upfront commitments on license fees as they had done in previous years. In addition, our change in strategy to focus more on sales to MNO's, who typically have a longer sales cycle, has resulted in a decrease in license revenue in 2003 compared to 2002.

SERVICE REVENUE

Service revenue decreased to $1.4 million and $2.9 million for the three and six months ended June 30, 2003, respectively, compared to $3.4 million and $5.4 million in the corresponding periods in 2002. Service revenue declined in 2003 because the projects completed were generally smaller than those completed in 2002.


OPERATING EXPENSES

COST OF REVENUE

Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training, and implementations as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.

Cost of revenue was $1.4 million and $3.0 million for the three and six months ended June 30, 2003, respectively, compared to $2.7 million and $4.4 million for the corresponding periods in 2002. COR decreased in 2003 because the number of projects deployed was down and because we eliminated costs not essential to our focus on our two key markets, the mobile network operator and financial institution markets. Cost of revenue as a percentage of revenue, was 47% for the three months ended June 30, 2003 and 46% for the six months ended June 30, 2003, compared to 53% and 46% for the corresponding periods in 2002.


RESEARCH AND DEVELOPMENT

Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses, and allocated operating expenses.

Research and development (R&D) decreased to $2.6 million and $5.5 million for the three and six months ended June 30, 2003, respectively, compared to $4.1 million and $9.9 million for the corresponding periods in 2002. The decrease is a result of our restructuring initiatives that have reduced our R&D headcount as we developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 85% and 84% for the three months and the six months ended June 30, 2003, respectively, compared to 82% and 104% for the same periods in 2002.


SALES AND MARKETING

Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing (S&M) expenses were $2.2 and $4.4 million for the three and six months ended June 30, 2003, respectively, compared to $4.3 million and $10.7 million for the corresponding periods in 2002. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions.


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

G&A expenses decreased to $1.3 million and $2.2 million for the three and six months ended June 30, 2003, respectively, compared to $1.5 million and $3.9 million for the corresponding periods in 2002. The decrease in G&A expenses reflected our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient for the support of our business in the current market environment.


DEPRECIATION AND AMORTIZATION

Depreciation expense was $203,000 and $562,000 in the three and six months ended June 30, 2003, respectively, compared to $1.5 million and $3.2 million in the corresponding periods in 2002. The decrease is a result of the decommissioning of our redundant fixed assets and reductions in our capital expenditure budgets as part of our restructuring initiatives.

Amortization expense was $1.2 million and $2.3 million for the three and six months ended June 30, 2003, respectively, compared to $1.0 million and $2.2 million in the corresponding periods in 2002. The amortization expense in 2003 and 2002 represents the amortization of acquired technology, which is being amortized over a period of two to five years. At June 30, 2003, the carrying value of goodwill was $9.1 million and the carrying value of acquired technology was $1.2 million.


STOCK-BASED COMPENSATION

Stock-based compensation decreased to $852,000 and $1.6 million for the three and six months ended June 30, 2003, respectively, compared to $3.1 million and $11.5 million in the corresponding periods in 2002. The 2002 six month expense included significant charges related to the immediate recognition of deferred stock-based compensation associated with employees who were terminated as part of our restructuring plan as well as the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002. In addition, the deferred stock compensation associated with the Tantau acquisition was higher in 2002 as it was fully amortized by the end of January 2003. As of June 30, 2003, there is no remaining Deferred Stock-based Compensation to be amortized.


RESTRUCTURING COSTS

With the downturn in general economic conditions, in the second quarter of 2001 we began to identify areas to reduce costs by eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. We have continued to evaluate our costs and will do so on an ongoing basis.

In the three months ended June 30, 2003 we recorded a net restructuring charge of $300,000. There was no charge in the first quarter of 2003. In the three and six month periods ended June 30, 2002, restructuring charges were nil and $17 million, respectively, reflecting a charge made in the first quarter of 2002. Additionally, in the three and six month periods ended June 30, 2002, we recorded charges related to the decommissioning of redundant fixed assets of nil and $4.1 million, respectively, again reflecting a charge made in the first quarter of 2002. There were no fixed assets write-downs for the three or six months ended June 30, 2003.

The $300,000 net charge in the second quarter of 2003 includes $525,000 related to severance costs, $175,000 related to lease exit costs, offset by a $400,000 adjustment to reduce our estimated obligation under our hosting provision. Included in our "Accrued Liabilities" as at June 30, 2003 is approximately $2.7 million in restructuring reserves. This includes severance costs of $709,000, lease exit costs of $520,000 and hosting exit costs of $1.5 million. See note 5 to our consolidated financial statements for the three and six months ended June 30, 2003 for further details.


INTEREST INCOME

Interest income decreased to $85,000 and $178,000 for the three and six months ended June 30, 2003, respectively, compared to $139,000 and $525,000 in the corresponding periods in 2002. Interest was derived from cash and cash equivalent balances and short-term investments. Interest income is net of interest expense relating to our note payable. The note was fully repaid by the end of the first quarter of 2003. Interest income decreased in the three and six months ended June 30, 2003 compared to the same periods in 2002 due to declining interest rates and because we have reduced holdings of cash and cash equivalent balances and short-term investments.


NET LOSS

Our net loss decreased to $6.8 million and $13.2 million for the three and six months ended June 30, 2003, respectively, compared to $13.1 million and $56.8 million in the corresponding periods in 2002. Our net loss decreased due to the significant restructuring charges and write down of intangible assets recorded in the first quarter of 2002 and the substantial reduction in our operating expenses resulting from our restructuring initiatives.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $5.7 million and $12.6 million for the three and six months ended June 30, 2003, respectively, compared to $8.4 million and $25.0 million for the corresponding periods in 2002, as we have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for the three months ended June 30, 2003 consisted of our net loss of $6.8 million and a cash outflow of $1.2 million related to working capital account changes, offset by non-cash items, specifically depreciation and amortization of $1.4 million and stock-based compensation expense of $852,000.

As at June 30, 2003, we had commitments to make $580,000 in minimum lease payments up to 2005, primarily related to our facilities and equipment rentals. As a result of our restructuring initiatives, we have vacated some of our premises and we have been successful in reducing our total future lease commitments with our landlords.

Cash used in financing activities was nil and $600,000 for the three and six month periods ending June 30, 2003, respectively, compared to $784,000 and $1.2 million in the corresponding periods in 2002. The $600,000 represents the final two payments of our note payable that was repaid by the end of the first quarter of 2003. There have been no common shares issuances in 2003. In the six months ended June 30, 2002, principal payments on the note totaled $1.3 million and we had a cash source of $144,000 resulting from the exercise of options

Excluding the sale (purchase) of short-term investments, and restricted cash changes, cash used in investing activities was $18,000 and $88,000 for the three and six month periods ending June 30, 2003, respectively, compared to $594,000 and $795,000 in the corresponding periods in 2002. We have significantly reduced our capital assets budget.

Total cash used, excluding the sale (purchase) of short-term investments, and restricted cash changes, was $5.7 million and $13.4 million for the three and six month periods ending June 30, 2003, respectively, compared to $9.9 million and $27.1 million in the corresponding periods in 2002. This was mainly due to our significantly lower operating costs.

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


RECENT ACCOUNTING PRINCIPLES

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the pro forma impact of fair value accounting for stock options in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.


Effective January 1, 2003, the Company adopted the initial recognition and measurement provisions of FASB interpretation No. 45 "Guarantees, Including Indirect Guarantees of Indebtedness of Others," which apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. FIN 45 requires that a liability be recognized for the estimated fair value of the guarantee at its inception. The Company has entered into agreements that contain features which meet the definition of a guarantee under FIN 45 as described in note 7. Historically, the Company has not made significant payments related to these guarantees. The adoption of FIN 45 did not have a material impact on the business, results of operations and financial condition of the Company.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation will not have a material effect on the Company's financial statements.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate that," "believes," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be," or similar words. These forward-looking statements include the statements herein regarding: future developments in the financial services and mobile network industries; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; our plans to operate in the mobile network operator and financial institutions markets; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

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

GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS
Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market our primary target markets of mobile network operators and financial institutions. As economic activity slowed in these markets beginning in 2001, our customers began deferring their spending on our products and our revenues began to decline. Our sales cycle has lengthened significantly as potential customers have reduced their spending commitments, including their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as we previously anticipated. For example, in 2002, Bank of Montreal and Wells Fargo, two of our initial customers, ceased offering their wireless banking and/or brokerage services. If general economic conditions continue to be adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

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

INTERNATIONAL MARKETS
In December 2000, we first recognized revenues from sales in international markets. We had expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly there. However, some key countries in these regions have experienced decreasing economic activity, and our sales to these regions declined beginning in the third quarter of 2001. This trend did not reverse in 2002 nor in the first half of 2003 and it may not reverse in subsequent quarters in 2003 and thereafter, resulting in us not being able to increase our customer base, and accordingly, limited growth from these markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INTEREST RATE EXPOSURE

As of June 30, 2003, we had approximately $25.3 million in cash, cash equivalents, short-term investments and restricted cash, of which $4.4 million consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.


IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar. In the past, the majority of our non-US dollar denominated expenses were incurred in Canadian dollars. As a result of our recent restructuring efforts, in the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Euros. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three months ended June 30, 2003, we incurred realized and unrealized foreign currency losses relating to the translation of our non-US denominated monetary assets and liabilities of approximately $250,000 as the U.S. dollar declined significantly against Canadian and European currencies.


ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

     In July 2003, a committee of the Company's Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the Individual Defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company's insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Allocation Litigation.

     If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.


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

     The Rights Plan has been filed with the Securities and Exchange Commission on the Company's Form 8-K, dated January 22, 2003.

     CONSOLIDATION. At the Annual Meeting, the Company's shareholders approved a ten (old) for one (new) reverse stock split. The Company's common shares began trading on a consolidated basis on the Nasdaq SmallCap Market and the Toronto Stock Exchange on April 28, 2003. In June 2003, the Company's common shares ceased trading on the Nasdaq SmallCap Market, and began trading on the Nasdaq National Market.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's Annual and Special Meeting of Shareholders (the "Meeting") was held on April 24, 2003. The following matters were submitted to the Registrant's shareholders for their vote, and the results of the vote taken at the Meeting were as follows:

          1. Each of the Registrant's directors standing for election was elected for a one year term:


     (a)  Gregory H. Wolfond:  21,069,848 votes for;  504,291 votes withheld;    0 broker held non-voted shares;
     (b)  John J. Sims:        21,270,343 votes for;  303,796 votes withheld;    0 broker held non-voted shares;
     (c)  Barry J. Reiter:     21,082,475 votes for;  491,664 votes withheld;    0 broker held non-voted shares;
     (d)  Lloyd F. Darlington: 21,004,717 votes for;  569,422 votes withheld;    0 broker held non-voted shares;
     (e)  James D. Dixon:      20,821,401 votes for;  752,738 votes withheld;    0 broker held non-voted shares;
     (f)  J. Ian Giffen:       21,065,135 votes for;  509,004 votes withheld;    0 broker held non-voted shares; and
     (g)  Joseph Aragona:      21,000,285 votes for;  573,854 votes withheld;    0 broker held non-voted shares


          2. The appointment of KPMG LLP, as the Registrant's independent auditors for fiscal 2003:

               21,428,425 votes for; 94,543 votes against; 50,171 abstentions; and 1,000 broker held non-voted shares.

          3. A resolution in the form authorizing the continuance of the Registrant under the Canada Business Corporations Act (the "Continuance"):

               21,197,324 votes for; 124,810 votes against; 252,005 abstentions; and 0 broker held non-voted shares.

          4. A resolution repealing the previous by-laws of the Registrant and enacting new by-laws effective upon the Continuance:

               21,164,204 votes for; 151,441 votes against; 258,494 abstentions; and 0 broker held non-voted shares.

          5. A resolution authorizing the consolidation of the issued and outstanding common shares of the Registrant on a ten (10) old for one (1) new common share basis:

               20,835,536 votes for; 730,130 votes against; 8,473 abstentions; and 0 broker held non-voted shares.

          6. A resolution ratifying, confirming and approving the Registrant's shareholder rights plan:

               19,731,626 votes for; 1,769,217 votes against; 73,296
               abstentions; and 0 broker held non-voted shares.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits:

              The following exhibits are filed with this Report:

                  No.      Description


                  31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act 2002
                  31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act 2002
                  32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act 2002
                  32.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act 2002


          (b) Reports on Form 8-K:

               During the period covered by this Report, the Company filed two report on Form 8-K:

               April 4, 2003:  reporting the Company's estimated revenues for the three months ended March 31, 2003.

               April 24, 2003: reporting the Company's results of operations for the three months ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




              SIGNATURES                              TITLES                                         DATE
              ----------                              ------                                         -----

 /s/ John J. Sims                        Chief Executive Officer (principal                     August 8, 2003
-----------------                        executive officer)
John J. Sims


 /s/ Glenn Barrett                       Chief Financial Officer (principal                     August 8, 2003
------------------                       financial and accounting officer)
Glenn Barrett

