Form 10-Q
period 2003-09-30
724 SOLUTIONS INC
filed 2003-11-13
CIK 1097641

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the Quarterly Period Ended September 30,
           2003.

                                       or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934.

                        Commission File Number: 000-31146

                               724 SOLUTIONS INC.
             (Exact Name of Registrant as Specified in its Charter)


                 Ontario                                Inapplicable
                 -------                                ------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

      4101 Yonge Street, Suite 702
           Toronto, Ontario                               M2P 1N6
      ----------------------------                      -----------
(Address of Principal Executive Office)                 (Zip Code)

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                   ---    ---

          Common Shares, no par value - 5,983,349 shares outstanding as of November 3, 2003
     (together with associated rights to purchase additional Common Shares)

                               724 SOLUTIONS INC.



                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION.............................................................................1

          Item 1.  Financial Statements.....................................................................1

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...12

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................22

          Item 4.  Controls and Procedures.................................................................22


PART II.  OTHER INFORMATION................................................................................23

          Item 1.  Legal Proceedings.......................................................................23

          Item 2.  Changes in Securities...................................................................23

          Item 3.  Defaults Upon Senior Securities.........................................................24

          Item 4.  Submission of Matters to a Vote of Security Holders.....................................24

          Item 5.  Other Information.......................................................................24

          Item 6.  Exhibits and Reports on Form 8-K........................................................24

                   (a)   Exhibits:.........................................................................24

                   (b)   Reports on Form 8-K:..............................................................24

SIGNATURES.................................................................................................25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

September 30, 2003 and December 31, 2002

=============================================================================================
                                                                    2003                 2002
---------------------------------------------------------------------------------------------
                                                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents (note 2)                        $  16,973             $ 19,129
     Short-term investments (note 2)                                 975               18,562
     Restricted cash (note 2)                                        962                  962
     Accounts receivable - trade, net of allowance
       of $60 (December 31, 2002 - $150)                           2,372                2,211
     Prepaid expenses and other receivables                          810                  819
     ----------------------------------------------------------------------------------------
                                                                  22,092               41,683

Fixed assets                                                         711                1,418
Goodwill                                                           9,097                9,097
Other intangible assets                                                -                3,468
---------------------------------------------------------------------------------------------
                                                               $  31,900            $  55,666
=============================================================================================
Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                          $     378            $   1,253
     Accrued liabilities                                           4,457                9,892
     Note payable                                                      -                  600
     Deferred revenue                                                648                1,217
     Deferred consideration                                          491                1,415
     ----------------------------------------------------------------------------------------
                                                                   5,974               14,377
Shareholders' equity:
     Share capital (note 4):
         Authorized:
              Unlimited common shares
              Unlimited preferred shares
         Issued and outstanding:
              5,983,349 common shares
                (December 31, 2002 - 5,983,349)                  764,508              764,508
     Deferred stock-based compensation                                 -               (1,616)
     Accumulated deficit                                        (738,600)            (721,560)
     Cumulative translation adjustment                                18                  (43)
---------------------------------------------------------------------------------------------
Contingent liabilities (note 8)                                   25,926               41,289
---------------------------------------------------------------------------------------------
                                                               $  31,900            $  55,666

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.
See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share amounts)

================================================================================================================
                                                        Three months ended                 Nine months ended
                                                            Sept. 30,                          Sept. 30,
                                                      2003             2002              2003             2002
----------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                        (Unaudited)
Revenue:
     Product                                       $ 1,676         $  1,743          $  5,321         $  5,870
     Services                                        1,437            3,809             4,317            9,203
     -----------------------------------------------------------------------------------------------------------
                                                     3,113            5,552             9,638           15,073
Operating expenses:
     Cost of revenue                                 1,458            1,625             4,454            5,997
     Research and development                        2,008            3,761             7,513           13,619
     Sales and marketing                             1,370            3,419             5,727           14,137
     General and administrative                        846            1,708             3,082            5,654
     Depreciation                                      178            1,334               740            4,494
     Amortization of intangible assets               1,156            1,011             3,468            3,175
     Stock-based compensation:
         Cost of revenue                                 -               54                 8              254
         Research and development                        -            1,879             1,211            8,876
         Sales and marketing                             -              662               282            3,129
         General and administrative                      -              482               115            2,275
     Restructuring costs (note 5)                        -            3,662               300           20,649
     Write-down of fixed assets                          -            2,205                 -            6,339
     -----------------------------------------------------------------------------------------------------------
                                                     7,016           21,802            26,900           88,598
----------------------------------------------------------------------------------------------------------------
Loss from operations                                (3,903)         (16,250)          (17,262)         (73,525)

Interest income, net                                    44               60               222              585
----------------------------------------------------------------------------------------------------------------
                                                    (3,859)         (16,190)          (17,040)         (72,940)
----------------------------------------------------------------------------------------------------------------
Write-down of
Long-term investments                                    -           (5,280)                -           (5,280)
----------------------------------------------------------------------------------------------------------------
Loss for the period                                $(3,859)        $(21,470)         $(17,040)        $(78,220)
================================================================================================================
Basic and diluted loss per share                   $ (0.64)        $  (3.60)         $  (2.85)        $ (13.19)
================================================================================================================
Weighted average number of shares
   used in computing basic and diluted
   loss per share (in thousands)                     5,983            5,965             5,983            5,930
================================================================================================================


The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

Certain comparative figures for 2002 have been reclassified to conform to the financial statement presentation adopted in the current year.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders' Equity
(In thousands of U.S. dollars, except number of common shares)

Nine months ended September 30, 2003 and 2002
(Unaudited)

===========================================================================================================================
                                                                     Deferred
                                                                  stock-based
                                                                 compensation                    Cumulative           Total
                                           Common shares     related to stock     Accumulated   translation   shareholders'
                                     Number           Amount          options         deficit    adjustment          equity
===========================================================================================================================
Balances,
   December 31, 2001              5,837,576        $ 763,033        $ (19,582)     $ (634,153)        $ (52)      $ 109,246
Loss for the period                       -                -                -         (78,220)            -         (78,220)
Cumulative translation
   adjustment                             -                -                -               -             3               3
Deferred stock-based
   compensation                           -             (163)             163               -             -               -
Amortization of
   deferred stock-based
   compensation                           -                -           14,534               -             -          14,534
Issuance for cash on
   exercise of options               25,919              144                -               -             -             144
Issuance of common
   shares                           101,169            1,415                -               -             -           1,415
---------------------------------------------------------------------------------------------------------------------------
Balances,
   September 30, 2002             5,964,664        $ 764,429         $ (4,885)     $ (712,373)       $  (49)      $  47,122
===========================================================================================================================
Balances,
   December 31, 2002              5,983,349        $ 764,508         $ (1,616)     $ (721,560)       $  (43)      $  41,289
Loss for the period                       -                -                -         (17,040)            -         (17,040)
Cumulative translation
   adjustment                             -                -                -               -            61              61
Amortization of
   deferred stock-based
   compensation                           -                -            1,616               -             -           1,616
---------------------------------------------------------------------------------------------------------------------------
Balances,
   September 30, 2003             5,983,349        $ 764,508         $      -      $ (738,600)       $   18       $  25,926
===========================================================================================================================

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

===============================================================================================================
                                                        Three months ended                 Nine months ended
                                                            Sept. 30,                          Sept. 30,
                                                      2003             2002              2003             2002
---------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)                        (Unaudited)
Cash flows from operating activities:
     Loss for the period                          $ (3,859)       $ (21,470)        $ (17,040)       $ (78,220)
     Items not affecting cash:
         Depreciation and amortization               1,334            2,345             4,208            7,669
         Stock-based compensation                        -            3,077             1,616           14,534
         Other non-cash expenses                       (34)             (54)                9              (40)
         Write-down of long-term investments             -            5,280                 -            5,280
         Write-down of fixed assets                      -            2,205                 -            6,339
     Change in operating assets and liabilities:
         Accounts receivable                           146              418              (161)           6,031
         Prepaid expenses and
           other receivables                           281            1,239                 9            1,145
         Accrued interest on short-term
           investments                                   -              189                 -              346
         Accounts payable                             (561)            (746)             (875)          (1,883)
         Accrued liabilities                        (3,234)          (8,422)           (5,435)          (2,856)
         Deferred consideration                       (492)               -              (866)               -
         Deferred revenue                               (4)            (773)             (569)            (132)
     ----------------------------------------------------------------------------------------------------------
     Net cash flows used in operating activities    (6,423)         (16,712)          (19,104)         (41,787)

Cash flows from financing activities:
     Principal repayment of notes payable                -             (884)             (600)          (2,217)
     Issuance of common shares                           -                -                 -              144
     ----------------------------------------------------------------------------------------------------------
     Net cash flows used in
       financing activities                              -             (884)             (600)          (2,073)
Cash flows from investing activities:
     Purchase of fixed assets                           49             (363)              (39)            (701)
     Sale of short-term investments, net             1,783           (3,101)           17,587           11,843
     Restricted cash                                   668            1,984                 -             (962)
     Purchase of intangible and other assets             -                -                 -             (457)
     ----------------------------------------------------------------------------------------------------------
     Net cash flows from investing activities        2,500           (1,480)           17,548            9,723

Foreign exchange loss on cash held
   in foreign currency                                   -              (48)                -              (39)
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                                 (3,923)         (19,124)           (2,156)         (34,176)
Cash and cash equivalents, beginning
   of period                                        20,896           45,227            19,129           60,279
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $ 16,973         $ 26,103          $ 16,973       $   26,103
Supplemental disclosure of non-cash
   investing and financing activities:
     Interest received                            $     62         $    301          $    294       $    1,148
     Interest paid                                       -               52                 7              216
     Common shares issued upon
       settlement of contingent
       consideration                                     -                -                 -            1,415
---------------------------------------------------------------------------------------------------------------

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

         The information furnished for the three and nine months ended September 30, 2003 and September 30, 2002 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

         The components of cash and cash equivalents and short-term investments are as follows:

       ==========================================================================================
                                                             September 30,         December 31,
                                                                      2003                 2002
       ------------------------------------------------------------------------------------------
       Cash and cash equivalents:
           Cash                                                   $ 16,973             $  6,375
           Cash equivalents:
                Government treasury bills                                -                1,554
                Corporate bonds                                          -               11,200
       ------------------------------------------------------------------------------------------
                                                                  $ 16,973             $ 19,129
       ==========================================================================================
       Short-term investments:
           Held-to-maturity:
                Term deposits                                          975                4,681
                Corporate bond                                           -               13,881
       ------------------------------------------------------------------------------------------
                                                                  $    975             $ 18,562
       ==========================================================================================

         The Company has entered into letters of credit in the aggregate amount of $962,000 (December 31, 2002 - $962,000). See note 7(c) for further details.

3.       SEGMENTED INFORMATION:

         The Company operates in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable mobile network operators, financial institutions and other customers to deliver information and services to a range of Internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical revenue and assets is set forth below:

       ========================================================================================================
                                                         Three months ended                Nine months ended
                                                           September 30,                      September 30,
                                                      2003             2002              2003             2002
       --------------------------------------------------------------------------------------------------------
       Net revenue by geographic location:
           North America                          $  2,845        $   4,729         $   8,380        $  12,653
           Europe                                      249              642             1,077            1,569
           Asia Pacific                                 19              181               181              851
       --------------------------------------------------------------------------------------------------------
                                                  $  3,113        $   5,552         $   9,638        $  15,073
       ========================================================================================================

         For the nine months ended September 30, 2003, two customers accounted for 54% and 11% of revenue. For the nine months ended September 30, 2002, three customers accounted for 27%, 20% and 11% of revenue.

         For the nine months ended September 30, 2003, one customer accounted for 72% of accounts receivable. For the nine months ended September 30, 2002, three customers accounted for 25%, 19% and 11% of accounts receivable.

       ========================================================================================================
                                                     September 30, 2003                 December 31, 2002
       --------------------------------------------------------------------------------------------------------
                                                                   Goodwill                           Goodwill
                                                                  and other                          and other
                                                     Fixed       intangible             Fixed       intangible
                                                    assets           assets            assets           assets
       --------------------------------------------------------------------------------------------------------
       North America                               $   328         $  9,097          $    596         $ 12,565
       Europe                                          383                -               797                -
       Asia Pacific                                      -                -                25                -
       --------------------------------------------------------------------------------------------------------
                                                   $   711         $  9,097          $  1,418         $ 12,565
       ========================================================================================================

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

         (b)      Stock options

         At September 30, 2003 and December 31, 2002, there were options outstanding to acquire 844,848 and 748,408 common shares of the Company, respectively.

         On July 30, 2003, the Company granted an additional 214,400 options with an exercise price of CDN $4.08 or U.S. $2.96 to employees, officers, directors and consultants.

         The following table summarizes the Company's options as of September 30, 2003

       =================================================================================================================
                                                                        Weighted average
                                                                           remaining       Number of
                                                     Weighted average   contractual life     options    Weighted average
       Exercise price ranges    Number of options     exercise price         (years)      exerciseable   exercise price
       -----------------------------------------------------------------------------------------------------------------
       $     -  $  5.00                   455,649               $3.85               9.1         40,092             3.15
          5.01    10.00                   215,170                6.55               8.8        110,310             5.84
         10.01    20.00                    44,187               21.64               6.0         41,201            17.79
         20.01    50.00                    19,018               48.02               6.3         18,655            38.45
         50.01   100.00                    52,039               96.01               6.8         43,000            93.58
        100.01   600.00                    58,785              271.30               7.2         24,267           293.69
       -----------------------------------------------------------------------------------------------------------------
                                          844,848             $ 30.75               8.5        277,525          $ 48.18
       =================================================================================================================

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

         (d) Pro forma disclosure for stock-based compensation and other stock-based payments:

         For companies electing not to adopt the fair value measurement for stock-based compensation, Canadian and US GAAP requires the disclosure of pro forma net income (loss) and net income (loss) per share information. The Company has presented this pro forma information as if the Company had accounted for its stock options issued from inception on July 28, 1997 under the fair value method. A summary of the pro forma disclosure and the impact on the consolidated statement of operations is presented in the following table:

       ========================================================================================================
                                                   Three months ended                  Nine months ended
                                             September 30,    September 30,     September 30,    September 30,
                                                      2003             2002              2003             2002
       --------------------------------------------------------------------------------------------------------
       Loss for the period                      $   (3,859)      $  (21,470)       $  (17,040)      $  (78,220)
       Compensation expense related
         to the fair value of stock options
         In excess of amounts recognized            (3,735)          (2,760)          (11,961)         (10,416)
       --------------------------------------------------------------------------------------------------------
       Pro forma loss for the period            $   (7,594)      $  (24,230)       $  (29,001)      $  (88,636)
       ========================================================================================================
       Pro forma loss per share:
           Basic and diluted                    $   (1.27)       $   (4.06)        $   (4.85)       $  (14.95)
       ========================================================================================================

         The fair value of each option granted in the period ended September 30, 2003 has been estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of zero, expected volatility of 100%, risk-free rate of return of 3.66% and an expected life of the option of five years. The fair value of each option granted prior to January 1, 2003, has been estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in note 9(v) of the annual consolidated financial statements.

         The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period they occur. The weighted average grant date fair value of options issued in three months ended September 30, 2003 was $2.23 (2002 - $3.88).

5.       RESTRUCTURING COSTS:

         The restructuring charge recorded in the second quarter of 2003 was related to the termination of twenty-six employees, the closure of one office and the partial closure of two other offices. It was partially offset by an adjustment to the Hosting exit costs reserve. There was no restructuring charge in the quarter ended September 30, 2003.


       Nine months ended September 30, 2002
       ========================================================================================================
                                        Severance     Lease exit    Hosting exit     Write-down
                                                           costs           costs   of inventory          Total
       --------------------------------------------------------------------------------------------------------
       Provision,
          December 31, 2001             $   2,331      $   6,593        $      -       $      -      $   8,924
       Activity during the nine
       month period ended
       September 30, 2002
           Restructuring charges            7,991          4,163           5,747          2,748         20,649
           Cash payments                   (7,960)        (6,489)         (3,746)             -        (18,195)
           Non-cash charges                     -         (2,271)          1,691         (2,748)        (3,328)
       --------------------------------------------------------------------------------------------------------
       Provision,
       September 30, 2002               $   2,362     $    1,996        $  3,692       $      -      $   8,050
       --------------------------------------------------------------------------------------------------------

       Nine months ended September 30, 2003
       ========================================================================================================
                                        Severance     Lease exit    Hosting exit     Write-down
                                                           costs           costs   of inventory          Total
       --------------------------------------------------------------------------------------------------------
       Provision,
       December 31, 2002                $     967      $   1,528        $   2,487      $      -      $   4,982

       Activity during the period
       ended September 30, 2003
           Cash payments                   (1,415)        (1,358)           (812)             -         (3,585)
           Restructuring charges              525            175            (400)                          300
       --------------------------------------------------------------------------------------------------------
       Provision,
       September 30, 2003               $      77     $      345        $  1,275       $      -      $   1,697
       --------------------------------------------------------------------------------------------------------

6.       STATEMENT OF COMPREHENSIVE LOSS:

         Comprehensive loss generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders.

       ========================================================================================================
                                             Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                      2003             2002              2003             2002
       --------------------------------------------------------------------------------------------------------
       Loss for the period                       $  (3,859)       $ (21,470)        $ (17,040)       $ (78,220)
       Other comprehensive loss,
       net of income taxes:
       Cumulative translation adjustment               (33)               9                61                3

       --------------------------------------------------------------------------------------------------------
       Comprehensive loss
       based on U.S. GAAP                        $  (3,892)       $ (21,461)        $ (16,979)       $ (78,217)
       ========================================================================================================

7.       GUARANTEES

         (a)      General indemnities

         In the normal course of operations, the Company provides indemnification agreements to counterparties in transactions such as purchase contracts, service agreements, and leasing transactions. These indemnification agreements sometimes require the Company to compensate the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount the Company could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnification. No amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

         (b)      Product warranties

         The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company's software products infringe a third party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the Company's consolidated financial statements.

         The Company's software license agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation for a specified period after delivery. The Company also warrants that services the Company performs will be provided in a manner consistent with industry standards and in accordance with applicable specifications for a specified period from performance of the service. To date, the Company has not incurred any material costs associated with these warranties.

         (c)      Letters of credit

         The Company has entered into letters of credit in the aggregate amount of $962,000 to guarantee future payments under contractual commitments (December 31, 2002 - $962,000). The commitments include $286,000 related to insurance premiums, $491,000 related to deferred consideration and $185,000 to secure Company credit cards. The insurance and deferred compensation amounts will be paid by the end of 2003 and the Company can cancel the credit card commitment at any time. The letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheet.

8.       CONTINGENT LIABILITIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

724 Solutions Inc. is a leading provider of next-generation IP-based network and data services. We were incorporated in 1997, and in 1999 we introduced our initial products and solutions for the financial services industry. In 2001, we began offering our Actionable Alerts and Mobile Internet Gateway products to mobile network operators (MNO's). In October 2002, our products and solutions for the mobile network operators were brought under the umbrella of our X-treme Mobility Suite of products. Through our family of products, 724 Solutions delivers reliable, scalable technology and solutions that allow mobile network operators to rapidly deploy flexible and open, next-generation IP-based network and data services.

Financial institutions (FI's) use 724's pro-active, alerts-based solutions to offer services across a broad range of channels, including the mobile channel, to their consumer customers and internal enterprise users, allowing these organizations to improve customer satisfaction and retention while at the same time lowering operating costs.

Our customers currently include leading mobile network operators and financial institutions. With our corporate office in Toronto, Canada, we have development and sales offices around the world, including Hong Kong, Germany, Switzerland, the United Kingdom and the United States.

CRITICAL ACCOUNTING POLICIES

We periodically review our financial reporting and disclosure practices and accounting policies to ensure they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. We have determined that the critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting policies are described in Note 2 to our audited annual consolidated financial statements set forth in our annual report on form 10-K, which we encourage you to read.

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

Typically, software license agreements are multiple element arrangements that include related maintenance and implementation fees. Accordingly, the fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of value (VSOE) of each element. For those contracts for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, if we have VSOE for all undelivered elements (typically, services and maintenance) we can record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

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

PRODUCT REVENUE

Product revenue consists of the following:

     o Fixed License Fee Arrangement - a one-time license fee for a fixed number or copies of unlimited use of the software with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter.
     o Variable License Fee Arrangement - a variable license fee based on the numbers of users in a period. Revenue is recognized on an ongoing basis and will vary with the number of our customers' end users.
     o Reseller Arrangement - the reseller typically pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above.
     o Solutions Arrangement - there are two key factors that distinguish what we consider to be a solutions sale versus a software and services sale. Firstly, in a solutions sale, there may initially be a higher mix of revenue for services than in a software sale. Secondly, in a solutions sale the services include the development and implementation of customized software code and more complex interfaces than in a software sale, where the contracted services are primarily installation services. Recognition of revenue from such contracts will primarily be based on the percentage of work completed as described below under service revenue.

SERVICE REVENUE

IMPLEMENTATION AND CUSTOMER SERVICE FEES

Revenue from implementation and customer services includes fees for implementation of our product offerings, consulting and training services. Customers are charged a fee based on time and expenses. Revenue from implementation and customer service fees is recognized as the services are performed or deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be, for such contracts.

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

HOSTING FEES

We no longer provide hosting services directly. Instead, we have arranged an alliance with Computer Sciences Corporation (CSC), whereby CSC is our preferred hosting partner for current and future customer deployments where hosting is or will be required. Under our existing hosting contracts, we typically charge customers a monthly flat fee or a monthly fee based on the number of users. The fees are recognized on a monthly basis.

For a more detailed description of our revenue recognition policies, please refer to note 2(c) of our annual audited consolidated financial statements for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

In the three months ended September 30, 2003, product revenue was $1.7 million, unchanged from the same period in 2002. In the nine months ended September 30, 2003, product revenue decreased to $5.3 million, including $860,000 related to a contract cancellation fee in the first quarter of 2003, from $5.9 million for the corresponding period in 2002. Due to continuing poor economic conditions, our FI customers were reluctant to make large upfront commitments on license fees as they had done in previous years. In addition, our change in strategy to focus more on sales to MNO's, who typically have a longer sales cycle, has resulted in a decrease in license revenue in 2003 compared to 2002.

SERVICE REVENUE

Service revenue decreased to $1.4 million and $4.3 million for the three and nine months ended September 30, 2003, respectively, compared to $3.8 million and $9.2 million in the corresponding periods in 2002. Service revenue declined in 2003 because there were fewer projects and the projects completed were, on average, smaller than those completed in the previous year.

OPERATING EXPENSES

COST OF REVENUE

Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training, and implementations as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.

Cost of revenue was $1.5 million and $4.5 million for the three and nine months ended September 30, 2003, respectively, compared to $1.6 million and $6.0 million for the corresponding periods in 2002. COR has decreased in 2003 because we have completed fewer projects and they have tended to be narrower in scope than those completed in 2002 and because we have eliminated costs not essential to our focus on the mobile network operator and financial institution markets. Cost of revenue as a percentage of revenue, was 47% for the three months ended September 30, 2003 and 46% for the nine months ended September 30, 2003, compared to 29% and 40% for the corresponding periods in 2002.

RESEARCH AND DEVELOPMENT

Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses, and allocated operating expenses.

Research and development (R&D) decreased to $2.0 million and $7.5 million for the three and nine months ended September 30, 2003, respectively, compared to $3.8 million and $13.6 million for the corresponding periods in 2002. The decrease is a result of our restructuring initiatives that have reduced our R&D headcount as we developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 65% and 78% for the three months and the nine months ended September 30, 2003, respectively, compared to 68% and 90% for the same periods in 2002.

SALES AND MARKETING

Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing (S&M) expenses were $1.4 and $5.7 million for the three and nine months ended September 30, 2003, respectively, compared to $3.4 million and $14.1 million for the corresponding periods in 2002. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 44% and 59% for the three months and the nine months ended September 30, 2003, respectively, compared to 62% and 94% for the same periods in 2002.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as facilities, travel and professional consulting costs. Our corporate staff includes executive officers and business development, financial planning and control, legal, human resources and corporate administration staff.

G&A expenses decreased to $846,000 and $3.1 million for the three and nine months ended September 30, 2003, respectively, compared to $1.7 million and $5.7 million for the corresponding periods in 2002. The decrease in G&A expenses reflects our restructuring initiatives that have reduced complexity in our business in order to align our infrastructure with the current market environment.

DEPRECIATION AND AMORTIZATION

Depreciation expense was $178,000 and $740,000 in the three and nine months ended September 30, 2003, respectively, compared to $1.3 million and $4.5 million in the corresponding periods in 2002.

Depreciation is down significantly because we have decommissioned redundant fixed assets and reduced our capital expenditure budgets as part of our restructuring initiatives.

Amortization expense was $1.2 million and $3.5 million for the three and nine months ended September 30, 2003, respectively, compared to $1.0 million and $3.2 million in the corresponding periods in 2002. The amortization expense recorded in 2003 and 2002 represents the amortization of acquired technology, which is being amortized over a period of two to five years. At September 30, 2003, the carrying value of our depreciable intangible assets is nil.

STOCK-BASED COMPENSATION

Stock-based compensation was nil and $1.6 million in the three and nine months ended September 30, 2003, respectively, compared to $3.1 million and $14.5 million in the corresponding periods in 2002. The 2002 nine month expense included significant charges related to the immediate recognition of deferred stock-based compensation associated with employees who were terminated as part of our restructuring plan as well as the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002. In addition, the deferred stock compensation associated with the Tantau acquisition was higher in 2002 as it was fully amortized by the end of January 2003. There is currently no Deferred Stock-based Compensation to be amortized.

RESTRUCTURING COSTS

With the downturn in general economic conditions, in the second quarter of 2001 we began to identify areas to reduce costs by eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. We will continue to evaluate our costs on an ongoing basis.

Net restructuring charges were nil and $300,000 in the three and nine months ended September 30, 2003, respectively, compared to $3.7 million and $20.6 million in the corresponding periods in 2002. Additionally, in the three and nine month periods ended September 30, 2002, we recorded charges related to the decommissioning of redundant fixed assets of $2.2 million and $6.3 million, respectively. There have been no fixed assets write-downs in 2003.

The $300,000 net charge in the second quarter of 2003 included $525,000 related to severance costs and $175,000 related to lease exit costs. These charges were partially offset by a $400,000 reduction to our hosting provision. Included in our "Accrued Liabilities" as at September 30, 2003 is approximately $1.7 million in restructuring reserves. This includes severance costs of $77,000, lease exit costs of $345,000 and hosting exit costs of $1.3 million. See note 5 to our consolidated financial statements for the three and nine months ended September 30, 2003 for further details.

INTEREST INCOME

Interest income decreased to $44,000 and $222,000 for the three and nine months ended September 30, 2003, respectively, compared to $60,000 and $585,000 in the corresponding periods in 2002. Interest was derived from cash and cash equivalent balances and short-term investments. Interest income is net of interest expense relating to our note payable. The note was fully repaid by the end of the first quarter of 2003. Interest income decreased in the three and nine months ended September 30, 2003 compared to the same periods in 2002 due to declining interest rates and because we have reduced holdings of cash and cash equivalent balances and short-term investments.

NET LOSS

Our net loss decreased to $3.9 million and $17.0 million for the three and nine months ended September 30, 2003, respectively, compared to $21.5 million and $78.2 million in the corresponding periods in 2002.

Our net loss has decreased due to a number of factors. We incurred significant restructuring charges and write downs of intangible and fixed assets in 2002 related to our restructuring efforts. Stock-based compensation charges and depreciation expense are down significantly in 2003 and our restructuring initiatives have resulted in significantly lower operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $6.4 million and $19.1 million for the three and nine months ended September 30, 2003, respectively, compared to $16.8 million and $41.8 million for the corresponding periods in 2002, as we have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for the three months ended September 30, 2003 consisted of our net loss of $3.9 million plus cash outflows of $3.7 million related to non-recurring severance, historic acquisition, hosting exit and deferred consideration payments and $100,000 related to other working capital changes offset by non-cash items, primarily depreciation and amortization charges of $1.3 million.

As at September 30, 2003, we had commitments to make $670,000 in minimum lease payments through 2005, primarily related to our facilities and equipment rentals. As a result of our restructuring initiatives, we have vacated some of our premises and we have been successful in reducing our future lease commitments with our landlords.

Cash used in financing activities was nil and $600,000 for the three and nine month periods ending September 30, 2003, respectively, compared to $884,000 and $2.1 million in the corresponding periods in 2002. The $600,000 represents the final two payments of our note payable that was repaid in the first quarter of 2003. There have been no common share issuances in 2003. In the nine months ended September 30, 2002, principal payments on the note totaled $1.3 million and we had a cash source of $144,000 resulting from the exercise of options.

Excluding the sale (purchase) of short-term investments and restricted cash changes, we had a cash source of $49,000 from investing activities, resulting from the sale of redundant fixed assets, in the three months ended September 30, 2003 compared to a cash use of $363,000 in the same period in 2002. For the nine months ended September 30, 2003, cash used in investing activities not related to short-term investments and restricted cash changes was $39,000 compared to $1.2 million in the same period of 2002. We have significantly reduced our capital assets budget.

Total cash used, excluding the sale (purchase) of short-term investments and restricted cash changes, was $6.4 million and $19.7 million for the three and nine month periods ending September 30, 2003, respectively, compared to $18.0 million and $45.0 million in the corresponding periods in 2002. This was mainly due to our significantly lower operating costs.

Due to the operational savings resulting from our restructuring and based on current estimates, we expect that cash from the sales of our products and our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, if our costs unexpectedly increase, or if we seek to effect one or more significant acquisitions.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation must be applied by the Company in its 2003 annual reporting period. The Interpretation requires certain disclosures in financial statements issued after December 15, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation will not have a material effect on the Company's financial statements.

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

GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS
Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market our primary target markets of mobile network operators and financial institutions. As economic activity slowed in these markets beginning in 2001, our customers began deferring their spending on our products and our revenues began to decline. Our sales cycle has lengthened significantly as potential customers have reduced their spending commitments and their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as we previously anticipated. For example, in 2002, Bank of Montreal and Wells Fargo, two of our initial customers, ceased offering their wireless banking and/or brokerage services. If general economic conditions continue to be adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

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

INTERNATIONAL MARKETS
In December 2000, we first recognized revenues from sales in international markets. We had expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly outside North America. However, some key countries in these regions have experienced decreasing economic activity, and our sales to these regions declined beginning in the third quarter of 2001. This trend did not reverse in 2002 nor in the first nine months of 2003 and it may not reverse in the fourth quarter of 2003 or thereafter, resulting in us not being able to increase our customer base, and accordingly, limited growth from these markets.

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

INVESTMENTS IN OTHER COMPANIES
For year ended December 31, 2001, we realized a loss of $4.6 million on sales of our long-term investments and recorded a loss provision of $10.0 million against these investments as they have experienced a significant other than temporary decline in their value. In addition, in the third quarter of 2002, we recorded an additional loss provision of $5.3 million. Because of the continuing volatility in the financial markets, as well as other factors, we expect to limit the extent to which we make equity investments in other non-core companies during the next few fiscal quarters, and possibly longer. As a result, we may not take advantage of investment opportunities that could provide significant financial benefits to our company, or that could provide us with the opportunity to build relationships with other companies in our industry and target markets.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

IMPACT OF INTEREST RATE EXPOSURE

As of September 30, 2003, we had approximately $18.9 million in cash, cash equivalents, short-term investments and restricted cash, of which $1.9 million consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. This is partially mitigated by the fact that we generally do not liquidate our short-term investments before their maturity dates.


IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar. In the past, the majority of our non-US dollar denominated expenses were incurred in Canadian dollars. As a result of our recent restructuring efforts, in the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Euros. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three months ended September 30, 2003, we incurred realized and unrealized foreign currency gains relating to the translation of our non-US denominated monetary assets and liabilities of approximately $25,000.


Item 4.  Controls and Procedures

Prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         On October 29, 2003, Mr. Lloyd Darlington resigned from the Company's Board of Directors and its Corporate Governance Committee, Audit Committee and Human Resources and Compensation Committee.


Item 6.  Exhibits and Reports on Form 8-K

(A)      EXHIBITS:

              The following exhibits are filed with this Report:

                  NO.      DESCRIPTION
                  ---      -----------
                  31.1       Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
                  31.2       Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
                  32.1       Section 1350 Certification of the Chief Executive Officer
                  32.2       Section 1350 Certification of the Chief Financial Officer


(B)      REPORTS ON FORM 8-K:

         During the period covered by this Report, the Company furnished one report on Form 8-K:

            July 31, 2003:  reporting the Company's results of operations for the three months ended June 30, 2003.

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


              SIGNATURES                              TITLES                                         DATE
              ----------                              ------                                         ----



 /S/ JOHN J. SIMS                        Chief Executive Officer (principal                   November 11, 2003
-----------------------------------      executive officer)
     John J. Sims




 /S/ GLENN BARRETT                       Chief Financial Officer (principal                   November 12, 2003
------------------------------------     financial and accounting officer)
     Glenn Barrett