Form 10-K
period 2003-12-31
724 SOLUTIONS INC
filed 2004-03-16
CIK 1097641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-31146

724 SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation and organization)	Inapplicable (I.R.S. Employer Identification No.)

1221 State Street, Suite 200 Santa Barbara, CA 93101
(Address of principal executive offices, including zip code)

(805) 884-8308
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

YES  ☒                             NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES  ☐                             NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☐                             NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common shares on June 30, 2003 of $3.02, as reported on the Nasdaq National Market, was approximately $12.2 million. Common shares held as of June 30, 2003 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 8, 2004, the Registrant had outstanding 5,983,349 common shares, no par value.

Documents Incorporated by Reference

Portions of the definitive Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2003, are incorporated by reference into Part III.

INDEX

724 SOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS.

OVERVIEW

AN INVESTMENT IN OUR COMMON SHARES INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES. WE ENCOURAGE YOU TO CAREFULLY REVIEW THE INFORMATION SET FORTH IN THIS ITEM I UNDER THE CAPTIONS "RISK FACTORS" AND "INFORMATION REGARDING FORWARD-LOOKING STATEMENTS" FOR A DESCRIPTION OF THESE RISKS AND UNCERTAINTIES.

        We deliver reliable, scalable technology and solutions that allow mobile network operators to rapidly deploy next-generation IP-based network and data services. We were incorporated in 1997 and in 1999 we introduced our initial financial services products and solutions. In 2001, we began offering our Alerts and our Mobile Internet Gateway products to mobile network operators. In October 2002, our products and solutions for mobile network operators were re-branded as the X-treme family of products. 724 Solutions' X-treme Mobility Suite (XMS) of products provides mobile network operators solutions for their data networks that assist them in growing next-generation data services.

        We have established customer relationships with some of the leading companies within the mobile network operator industry, including Sprint PCS, Alltel, ASPire Technologies (China Mobile), DiGi Telecommunications (Malaysia), MTC Vodafone (Kuwait), Radiolinja Finland and Radiolinja Estonia. Additionally, we are assisted in our sales efforts by leading global and regional partners, such as Anabatic Technologies, Hewlett-Packard, Nokia, Ericsson, ZTE, Intervoice, ITS (International Turnkey Systems), bmd wireless, Xoriant, Sprint, Sun Microsystems and Computer Sciences Corporation.

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

        SPYONIT.    In September 2000, we completed our acquisition of Chicago-based Spyonit, a provider of intelligent alerting infrastructure software.

        TANTAU SOFTWARE.    In January 2001, we completed our acquisition of Austin-based TANTAU Software, a developer and designer of software and related services that enable enterprises to conduct high-volume, secure, m-commerce transactions.

INDUSTRY OVERVIEW

EMERGENCE OF THE MOBILE DATA SECTOR

        Over the course of the past 10 years, mobile network operators have evolved a mobile data business that is built around a series of discrete data offerings that now collectively generate a meaningful percentage of their overall revenues. According to a Yankee Group Report (Feb 2003, Western Europe Mobile Data Forecast), mobile data revenue has grown steadily over the last three years in real terms and in its contribution to total revenue. For example, according to Yankee Group, in Western Europe, data services revenue for mobile network operators grew from an average of 3 percent of total service revenues in 1999, to 10 percent of total mobile service revenue in 2001, and 13 percent in 2002. This portion of revenue is expected to continue to grow over the next several years, being fueled further by the introduction of IP-based data services over 2.5G and 3G networks and the proliferation of more sophisticated multi-modal devices. Yankee Group predicts the total mobile data services market to be worth over $150 billion by 2007. It is expected that data revenues for mobile operators in 2007 will come from a combination of data services: messaging, entertainment, information, m-commerce and enterprise solutions.

        Data services will not be restricted to any single protocol. Instead, data services will span protocols such as WAP 1.X, WAP 2.0, SMS, MMS, other more traditional protocols, such as IMAP and HTTP (which are already used by some mobile devices), as well as evolving protocols and services such as SIP and Voice Over IP. Yankee Group predicts that the total number of worldwide wireless subscribers will approach 1.8 billion by 2007, with over 60% using data services.

        Mobile network operators, equipment manufacturers and infrastructure and application software providers are responding to the growing demand for wireless access to Internet-related and other wireless data services. For example, mobile network operators continue to rollout next generation networks, which are required for the delivery of advanced mobile data services and improved user experience with existing services. Handset and other mobile equipment manufactures are also increasingly making mobile data functionality a key feature of their product offerings.

BUSINESS STRATEGY

THE MARKET OPPORTUNITY

        As mobile network operators deploy their next-generation data networks, they face many challenges. We believe that it is essential that next-generation data networks be designed to allow mobile network operators to make use of best-of-breed components that enable a wide variety of new revenue generating opportunities. It is also important that mobile network operators deploy a reliable data network that can seamlessly support the dramatic growth of next-generation services, without creating economic barriers or compromising their return on investment. 724 Solutions has designed its X-treme Mobility Suite of products to provide mobile network operators with compelling solutions to these challenges.

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

        OFFER SOLUTIONS THAT ASSIST OUR CUSTOMERS IN GROWING THEIR MOBILE DATA REVENUES: We are focused on developing and delivering differentiated solutions for our mobile network operator customers. These solutions are designed to assist our customers in increasing the average revenue per user that they derive from mobile data services. Our approach is to take advantage of our deep understanding of the competitive dynamics within our target markets and the common needs of our individual customers, and then to combine and apply our core software products and support services in creative ways to deliver innovative mobile data services.

        LEVERAGE STRATEGIC PARTNERSHIPS: We have established and continue to develop strategic relationships with distribution partners and providers of complementary products and services to extend our market reach in order to enhance our solutions and improve our cost structure.

        IMPROVE OPERATING EFFICIENCY: We maintain a conservative approach to the management of costs and have implemented a series of initiatives over the past two years to substantially improve our cost structure. We will continue to look for ways to reduce our operating costs and deliver our products efficiently going forward.

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

724 SOLUTIONS—CUSTOMER BENEFITS

        We believe that our products enable customers to maintain and deepen consumer relationships and accelerate the adoption of mobile data services and derive new revenue streams. Our products can be rapidly implemented, integrate easily with existing systems, are scalable and provide a robust platform for future growth. Key benefits of our products include:

        ACHIEVE LEVELS OF RELIABILITY ON PAR WITH THE VOICE NETWORKS: Our core technology is capable of being deployed in a robust and geographically distributed basis, allowing our customers to achieve levels of availability equivalent to those derived from voice networks.

        RAPIDLY INTRODUCE NEW INNOVATIVE PREMIUM CONTENT: Our products are designed to allow mobile network operators to rapidly provision premium content providers into mobile data services, and to manage the complex business rules associated with such services.

        EASE OF INTEGRATION AND OPEN STANDARDS: Our products link to our customers' existing systems, enabling them to reduce their initial investment, and to extend the productivity and functionality of their existing infrastructure to offer new services.

        IMPROVE SCALABILITY AND FLEXIBILITY: Our products are designed to scale linearly to accommodate the growth our customers' mobile data services thus allowing our customers to synchronize the growth of their infrastructure investments with the growth in their mobile data revenues.

OUR PRODUCTS

        724 Solutions offers reliable, scalable technology and solutions for mobile network operators.

        Features:

        Our X-treme Mobility Suite of products is designed to facilitate the addition of new applications, devices, premium content and services. These products provide tools and application services that simplify development and assist mobile network operators in quickly bringing mobile applications to market.

        Open Architecture—Standards-based applications that support widely used communications standards, protocols and programming languages such as WAP 2.0, MMS, SMS and Java technologies that allow for easy installation and personalization.

        Flexible Framework—Adaptive architecture easily allows modular enhancements such as new protocols, well-defined customization points and interfaces.

        Scalable—Scales easily across both processors and machines.

        High Performance—Fast transaction processing helps ensure efficient hardware utilization.

MOBILE NETWORK OPERATOR SOLUTIONS

        724 Solutions designed the X-treme Mobility Suite of products to address the challenges that mobile network operators face in the deployment of next-generation IP-based data networks and the implementation of winning business models. The infrastructure products within XMS enable mobile network operators to implement solutions based upon open standards technologies such as WAP 2.0, MMS, SMS, J2ME and others. The applications and services enablers within XMS are specifically designed to assist mobile network operators in implementing innovative business models and bringing highly targeted content to their subscribers, thus monetizing the investment that they have made in their mobile data networks. All of the products within the XMS suite are designed to operate independently of the others, allowing mobile network operators the ability to mix and match our solutions with multiple vendors, if they so choose.

  X-treme Mobility Gateways

        The X-treme Mobility Gateways (XMG) are open, secure, scalable, and highly fault tolerant implementations designed to extend revenue-producing premium content services to mobile subscribers. The core technology was originally developed in the Tandem Computers High Performance Research Labs with the goal to embody the fundamentals of scalability, availability, geographic distribution and fault tolerance in a software platform that would support the data communications of the next generation. XMG contains replication and fail-over technologies that deliver continuous availability and increase the deployment configuration options. These same capabilities also enable the gateways to be deployed on a geographically distributed basis with full support for geographic fail-over between sites.

  X-treme MMS Accelerator

        The X-treme MMS Accelerator (XMA) is an open and standards-based software product that enables mobile network operators to improve the delivery of bulk multi-media messages for application-to-peer multi-media messaging services. XMA supports all major Internet enabled mobile devices and has been tested for all major carrier network technologies and all major browser types. By supporting all major content mark up languages, including image and mark-up language translation, and all bearers for notification, XMA permits a broad range of mobile devices to receive time-sensitive and legacy content from mobile network operators and third party providers of application-to-peer bulk multimedia messaging services. XMA can be used to bypass mobile network operators' existing MMSC infrastructure that may be incapable of handling bulk messaging.

  X-treme Service Activity Manager

        We believe that mobile network operators will need to attract a large number of content and application providers to their mobile data services if they are to be successful in appealing to the broadest possible cross-section of their subscriber base. The X-treme Service Activity Manager (XSAM) is a workflow engine that allows operators to more easily manage the relationships with content providers. This standards-based product manages the business rules associated with each unique relationship (between subscriber/mobile network operator/content provider) on a request-by-request basis across many channels of delivery, including SMS, MMS and WAP, allows premium content providers to self-provision themselves into the mobile data service, and allows the mobile network operator to produce settlement reports that detail the revenue share with the various premium content providers. XSAM substantially enhances the mobile network operator's ability to introduce innovative premium content on a rapid basis.

  X-treme Alerts Platform

        Our X-treme Alerts Platform enables mobile network operators to rapidly introduce personalized and customizable actionable alerts, leveraging both SMS and MMS channels of communication with the subscriber. Our mature and proven technology is positioned to assist mobile network operators in accelerating the adoption of SMS and MMS services by subscribers through the delivery of time-sensitive and high value digital content.

  X-treme Mobile Data Applications

        Through mobile network operators, we deliver a series of actionable alerting solutions for their own use and for them to offer to their enterprise customers to assist them in lowering operating costs and improving customer relationship management. These actionable alerting solutions include collections management, fraud management and account management notifications. These solutions involve a broad range of notification channels including SMS, MMS, WAP Push, Instant Messaging, email, and voice.

SUPPORT SERVICES

        Together with our resellers and distributors, we offer a services suite that includes professional services, training services, support and application hosting. These services are designed to quickly deliver cost-effective solutions.

        Professional Services—Our professional services team and our system integrators are experienced in helping our customers realize the benefits of our products, providing a range of services to allow our customers to rapidly integrate and deploy our technology and bring their various wireless services and applications to market. Our professional services focus on those areas where our products interface with our customers' internal systems.

        Training Services—We provide customers with sophisticated product information and hands-on experience in order to help improve productivity and minimize their required learning time so they can take full advantage of their technology investment.

        Customer Support—Support is available on a 24x7 basis.

CUSTOMERS

        We sell our software products to customers throughout the world, primarily to mobile network operators. In addition, we provide our customers with professional and training services.

        Our agreements with our mobile network operator customers grant them nonexclusive licenses to use our software in connection with providing mobile data services to their subscribers. The relevant contractual terms, including pricing and payment terms for licenses, are negotiated with each customer. Products are licensed under either a perpetual license model or under a time-based license model. In addition, we typically provide fee-based maintenance and support services to our customers, under which they receive error corrections and remote support.

        In 2003, we derived approximately 83%, 11% and 6% of our revenues from customers in North America, Europe and Asia Pacific respectively. In 2002, we derived approximately 84%, 10% and 6% of our revenues from customers in North America, Europe and Asia Pacific, respectively. See note 12 to our consolidated financial statements. In the year ended December 31, 2003, we had one customer, Hewlett-Packard Company, that accounted for 52% of our total revenues.

RESEARCH AND DEVELOPMENT

        As of March 1, 2003, our research and development department consisted of 65 employees. These units are responsible for assessing new technologies, new release schedules, product architecture, security, performance engineering, product requirements, quality assurance and product support.

SALES AND MARKETING

        As of March 1, 2003, our sales and marketing group consisted of 18 employees. Our sales employees generally receive incentive compensation based on individual sales volume.

        To expand our distribution, we supplement our direct sales and marketing efforts by establishing relationships with resellers such as hardware and other software/solutions providers as well as systems integrators. We expect that we will generate a substantial portion of our revenues in future periods through our relationships with these third parties.

STRATEGIC RELATIONSHIPS

        We are establishing worldwide relationships with global mobile operators and content and technology providers to facilitate the adoption of 724 Solutions-enabled products and services. We anticipate that some of these relationships will lead to formal arrangements in which strategic partners will agree to incorporate, resell and/or implement our solutions. Through strategic relationships, we seek to gain worldwide access and positioning, technological leadership, and an early awareness of emerging mobile technologies.

COMPETITION

        The market for our products and services is becoming increasingly competitive. The widespread adoption of open standards may make it easier for new market entrants and existing competitors to introduce products that compete against ours. We believe that we will compete primarily on the basis of the quality, functionality and ease of integration of our products, as well as on the basis of price. As a provider of next-generation IP-based network and data services, we assess potential competitors based primarily on their product functionality and range of services, the security and scalability of their product architecture, their customer base and geographic focus and their capitalization and other resources.

        Our principal current and potential competitors are:

        MOBILE ACCESS GATEWAY VENDORS AND MESSAGING SOLUTION PROVIDERS: Companies in this category include Openwave Systems, LogicaCMG, Comverse, Materna, Nokia and Ericsson. Some of these companies can be both partners and competitors in the mobile operator segment.

        ALERTS FOCUSED BUSINESSES: Companies that focus in the development and delivery of alerts and message-based technology include: Xiam, First Hop, Materna, and Infospace.

        NETWORK EQUIPMENT AND DEVICE MANUFACTURERS: Ericsson, Nokia, Motorola and other large wireless technology vendors are both potential competitors and potential partners.

INTELLECTUAL PROPERTY

        We protect our proprietary technology through a combination of contractual confidentiality provisions, trade secrets, and patent, copyright and trademark laws. We have applied for registration of some or all of our trademarks in Europe, Canada, the United States, the United Kingdom, Japan, Australia and Mexico. We have received registered trademarks in Australia, the U.K., Mexico and the European Community.

        We have also applied for patents for applications relating to our mobile commerce technology, the X-treme Mobility Suite of products and our multi-channel framework technology. We have applied for patent protection in Canada, the United States, Japan and through the Patent Cooperation Treaty, which is an international patent application designating multiple countries. To date, we have received thirteen patents with respect to the technologies relating to our X-treme Mobility Suite of products.

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

        To date, no claims have been made that any of our products infringe on the proprietary rights of third parties, but third parties could claim infringement by us with respect to our existing or future products. Any claim of this kind, whether or not it has merit, could result in costly litigation, divert management's attention, cause delays in product installation, or cause us to enter into royalty or licensing agreements on terms that may not be acceptable to us.

EMPLOYEES

        As of March 1, 2004, we had 101 employees worldwide.

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

OUR FUTURE REVENUES AND OPERATING RESULTS ARE DEPENDENT TO A LARGE EXTENT UPON UNCERTAIN GENERAL ECONOMIC CONDITIONS.

        Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market, our primary target market of mobile network operators. If general economic conditions are adverse, if the economies in which our target customers are located suffer from a recession, if demand for our solutions does not expand, or if war or terrorism impacts the U.S., Canada, Europe, Asia or our other target markets, our ability to increase our customer base may be limited, and our revenue may decrease further.

WE MAY EXPERIENCE AN INCREASE IN PRICE PRESSURE IN THE FUTURE; AND IF WE ARE NOT SUCCESSFUL IN REDUCING OUR COSTS, WE MAY EXPERIENCE A DECREASE IN GROSS MARGINS.

        We believe that a variety of factors in the current market contribute to the risk that prices and therefore our gross margins will decrease in future fiscal quarters. For example, as our customers continue to assess their business strategies and their budgets for wireless spending, we may feel additional pressure to lower our prices. In addition, consolidation among mobile network operators could create increased pricing pressure and competition in the marketplace.

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

IF WE DO NOT SUCCESSFULLY DELIVER HOSTING SERVICES, WE MAY NOT BE ABLE TO RETAIN OUR EXISTING CUSTOMERS OR ATTRACT NEW CUSTOMERS.

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

WE HAVE A LENGTHY AND COMPLEX SALES CYCLE FOR SEVERAL OF OUR PRODUCTS, WHICH COULD CAUSE THE DELAY OR LOSS OF REVENUE AND INCREASE OUR EXPENSES.

        Our sales efforts target mobile network operators worldwide, which require us to expend significant resources educating prospective customers and partners about the uses and benefits of our products. Because the purchase of our products is a significant decision for these prospective customers, they may take a long time to evaluate them. Our sales cycle has typically ranged from four to six months, but can be longer due to significant delays over which we have little or no control. As a result of the long sales cycle, it may take us a substantial amount of time to generate revenue from our sales efforts.

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

OUR PRODUCTS HAVE ACHIEVED LIMITED MARKET ACCEPTANCE TO DATE, AND IF THEY FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE, OUR BUSINESS WILL NOT GROW.

        Our products are among a number of competing products that are currently available in a new and rapidly evolving market. Other companies may introduce other software products that will compete with ours. Customers may not prefer our products to competing technologies. Some potential customers may be reluctant to work with us due to our stock price, or due to our financial condition. If customers do not accept our products as the preferred solution, we may not attract new customers and our business will not grow.

OUR FUTURE REVENUE DEPENDS ON CONSUMERS USING THE SERVICES THAT ARE BASED ON OUR PRODUCTS, AND IF OUR CUSTOMERS DO NOT SUCCESSFULLY MARKET THESE SERVICES, OUR REVENUE WILL NOT GROW.

        Revenue under most of our license agreements depends on the number of monthly subscribers to the services that are based on our products. As a result, our revenue growth will be limited if the number of subscribers does not increase. To stimulate consumer adoption of these services, our customers must implement our products quickly. However, our customers may delay implementation because of factors that are not within our control, including budgetary constraints, limited resources committed to the implementation process and limited internal technical support.

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

        We have historically derived a significant portion of our revenue from the sale of our solutions to a limited number of customers. In the year ended December 31, 2003, we had one customer, Hewlett-Packard Company, that accounted for 52% of our total revenues. A relatively small number of customers may continue to account for a significant portion of our revenue for the foreseeable future. If we are not successful in selling additional products and services to these customers in the future, or maintain the amount of revenues that we generate from them, it could have a material impact on our future revenues, and we may encounter difficulties in increasing our market acceptance.

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES.

        Our operations outside the U.S. may be conducted in currencies other than the U.S. dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar, including the value of the Canadian dollar and the Euro, could cause currency exchange losses, as our offices outside of the United States generate non-US dollar denominated expenses. We have not taken significant steps to hedge against these losses. We cannot predict the effect of exchange rate fluctuations upon our future operating results.

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

WE MAY BE SUBJECT TO LITIGATION CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

        As noted in Item 3—Legal Proceedings, we were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

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

        The widespread adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce products that compete with ours. In addition, competitors may develop or market products and services that are superior or more cost-effective than ours, which could decrease demand for our products and cause our revenue to decline. Currently, our competitors include:

  •
  in-house development teams of mobile network operators;

  •
  software vendors focused on mobile network operators;

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

        Our board of directors has adopted a shareholder rights plan, or "poison pill," which our shareholders will be asked to renew and continue at our shareholder meeting scheduled to take place on April 29, 2004. Under the plan, rights to purchase common shares have been issued to holders of common shares. These rights become exercisable under certain circumstances in which someone acquires 20% or more of our outstanding shares. As a result of the plan, anyone wishing to take over the company may be forced under certain circumstances to negotiate a transaction with our board and management or comply with certain bid criteria in order not to trigger the exercise of rights. The need to negotiate with the board or management or to comply with certain bid criteria could add complexity to a proposed takeover. For example, a proposed hostile bidder might have to bring court or regulatory proceedings to have the shareholder rights plan cease-traded. This could prolong the take-over process and, arguably, deter a potential bidder.

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

        There is a substantial risk that we were a passive foreign investment company for the year 2003. To determine whether we are a passive foreign investment company, our revenue and expenses and the value of our assets would need to be examined each year. The manner in which the tests apply to our business is not certain. The tests are complex and require, among other things, that we determine how much of our income from our license agreements each year will be passive income. In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets. As a result of the size of our cash position, based on the published position of the Internal Revenue Service ("IRS") that for this purpose, cash is considered to be an asset which produces passive income, even if the cash is held as working capital, we would be considered a passive foreign investment company for the year ended December 31, 2003. The published position of the IRS that cash held as working capital is a passive asset has not been promulgated in regulations, and no other official guidance has been issued on the question. Therefore, it is unclear that we were a passive foreign investment company for 2003 and shareholders should consult their own advisors regarding our status as a passive foreign investment company. Even if it were determined that we were not a passive foreign investment company for 2003, no assurances can be given that we will not be a passive foreign investment company in future years. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters—Passive Foreign Investment Company Considerations."

        Each holder of our common shares is urged to consult, his, her or its own tax advisor to discuss the potential consequences to such investor if at any time we qualify as a passive foreign investment company.

FUTURE SALES OF COMMON SHARES BY OUR EXISTING SHAREHOLDERS COULD CAUSE OUR SHARE PRICE TO FALL.

        The volume of trading in our common shares on the Toronto Stock Exchange and the NASDAQ National Market has not been substantial. As a result, even small dispositions of our common shares in the public market could cause the market price of the common shares to fall. The perception among investors that these sales will occur could also produce this effect.

        We have granted options to purchase our common shares in accordance with our 2000 Stock Option Plan and previous stock option plans. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate that," "believes," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be," or similar words. These forward-looking statements include the statements herein regarding: future developments in our markets and the markets in which we expect to compete, including the wireless communications industry; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships;; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

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

ITEM 2.    PROPERTIES.

        Our registered office is located in Toronto, Ontario, Canada and our corporate office is located in Santa Barbara, California. We also have development and sales offices in Hong Kong, Germany, Switzerland, the United Kingdom and the United States.

ITEM 3.    LEGAL PROCEEDINGS.

        The Company has been named in several class actions filed in federal court in the Southern District of New York between approximately June 13, 2001 and June 28, 2001 (collectively the "IPO Allocation Litigation"). The IPO Allocation Litigation was filed on behalf of purported classes of plaintiffs who acquired the Company's common shares during certain periods. These lawsuits have since been consolidated into a single action and an amended complaint was filed on or about April 19, 2002. Similar actions have or since been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of NewYork.

        The amended complaint in the IPO Allocation Litigation names as defendants, in addition to the Company, some former directors and officers of the Company (the "Individual Defendants") and certain underwriters of the Company's initial public offering of securities (the "Underwriter Defendants"). In general, the amended complaint alleges that the Underwriter Defendants: (1) allocated shares of the Company's offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company's initial public offering to certain of the Underwriter Defendants' customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The amended complaint also alleges that the Company and the Individual Defendants failed to disclose these facts and that the Company and the Individual Defendants were aware of, or disregarded, the Underwriter Defendants' conduct. In October 2002, the Individual Defendants were dismissed from the IPO Allocation Litigation without prejudice.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common shares are listed on the Nasdaq National Market under the symbol "SVNX" and on The Toronto Stock Exchange (the "TSX") under the symbol "SVN." Between September 18, 2002 and June 12, 2003, our common shares were traded on the Nasdaq SmallCap Market. The following table sets forth the high and low closing sales prices per share of our common shares as reported on Nasdaq National Market and The Toronto Stock Exchange for each of the quarters during the fiscal years ending December 31, 2003 and December 31, 2002.

Year Ended December 31, 2003

	724 Solutions
	Nasdaq US$		TSX [Cdn. $]
	High	Low	High	Low
Q1	$6.00	$3.30	$9.30	$4.80
Q2	$4.00	$2.31	$5.50	$3.42
Q3	$3.49	$2.50	$4.75	$3.50
Q4	$3.67	$2.55	$4.75	$3.43

Year Ended December 31, 2002

	724 Solutions
	Nasdaq US$		TSX [Cdn. $]
	High	Low	High	Low
Q1	$25.80	$12.80	$41.30	$20.60
Q2	$13.10	$4.50	$20.80	$6.70
Q3	$6.00	$3.20	$9.40	$5.20
Q4	$7.30	$2.60	$12.50	$4.40

RECORD HOLDERS

        As of March 8, 2004, approximately 130 of the holders of record of our Common Shares had addresses in the U.S. These holders owned 3,901,910 Common Shares, or approximately 65% of our total issued and outstanding Common Shares.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common shares. We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

        The following table sets forth certain information relating to our option plans as of December 31, 2003:

Plan Category	Name of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Plan
Option Plans approved by the Corporation's Shareholders	Pre-IPO Canadian Plan	9,403		$38.65	—	(1)

	2000 Stock Option Plan	639,201	(2)	$14.01	410,799

Subtotal		648,604		$14.37	410,799

Option Plan not approved by the Corporation's Shareholders(3)	TANTAU Plan	75,585	(4)	$112.62	—	(1)

Totals		724,189		$24.62	410,799

(1)
724 will not make further grants under this Plan.

(2)
Includes 71,600 Common Shares subject to options that were granted under the TANTAU Plan prior to, and assumed by us upon, the acquisition of TANTAU Software, Inc. While these options are governed by the terms of the TANTAU Plan, applicable rules of the TSX provided that these options are notionally counted against available grant room under the 2000 Plan.

(3)
Outstanding options under this plan were assumed upon the Corporation's acquisition of TANTAU.

(4)
This figure includes 1,566 Common Shares subject to options that were granted outside of the TANTAU Plan to a former TANTAU employee.

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

        Under recently-enacted U.S. federal income tax legislation, a non-corporate U.S. holder's "qualified dividend income" currently is subject to tax at reduced rates not exceeding 15%. For this purpose, "qualified dividend income" generally includes dividends paid by a foreign corporation if either (a) the stock of that corporation with respect to which the dividends are paid is readily tradable on an established securities market in the U.S., or (b) that corporation is eligible for benefits of a comprehensive income tax treaty with the U.S. which includes an information exchange program and is determined to be satisfactory by the U.S. Secretary of the Treasury. The Internal Revenue Service has determined that the Canada-U.S. Tax Convention is satisfactory for this purpose. Dividends paid by a foreign corporation will not qualify for the reduced rates, however, if such corporation is treated, for the tax year in which the dividend is paid or the preceding tax year, as a "passive foreign investment company" for U.S. federal income tax purposes. See the discussion under "—Passive Foreign Investment Company Considerations" below.

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

        There is a substantial risk that we were a PFIC for the year 2003. To determine whether we are a PFIC, our revenue and expenses and the value of our assets would need to be examined each year. The manner in which the tests apply to our business is not certain. The tests are complex and require, among other things, that we determine how much of our income from our license agreements each year will be passive income. In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets. As a result of the size of our cash position, based on the published position of the IRS that for this purpose, cash is considered to be an asset that produces passive income, even if the cash is held as working capital, we would be considered a PFIC for the year ended December 31, 2003. The published position of the IRS that cash held as working capital is a passive asset has not been promulgated in regulations, and no other official guidance has been issued on the question. Therefore, it is unclear that we were a PFIC for 2003 and U.S. Holders should consult their own advisors regarding our PFIC status. Even if it were determined that we were not a PFIC for 2003, no assurances can be given that we will not be a PFIC in future years.

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

        The tax consequences referred to above will not apply if the U.S. Holder makes a timely election to treat us as a qualified electing fund, or QEF, for the first taxable year in which the U.S. Holder owns common shares and in which we are a PFIC, and certain other requirements are satisfied. A shareholder making the QEF election is required for each taxable year to include in income a pro rata share of the ordinary income and net capital gain of the QEF, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge. The inclusion in income is required regardless of whether or not we actually distribute any dividends, and a U.S. Holder could therefore have a tax liability for our earnings or gain without a corresponding receipt of cash. To make a QEF election, U.S. Holders will need to have an annual information statement from us setting forth, among other things, our earnings and capital gains for the year. Because of the substantial risk that we are a PFIC, we will supply the PFIC annual information statement to any U.S. Holder who requests it, provided we are able to do so. Further information can be obtained from Investor Relations, (805) 884-8308 x4, ir@724.com.

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

        As an alternative to making the QEF election the U.S. Holder of PFIC stock which is publicly traded may in certain circumstances avoid the tax consequences generally applicable to holders of a PFIC by electing to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder's adjusted tax basis in the PFIC stock. Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years. This election is available for so long as our common shares constitute "marketable stock." The term "marketable stock" includes stock of a PFIC that is "regularly traded" on a "qualified exchange or other market." Generally, a "qualified exchange or other market" means (i) a national securities exchange which is registered with the U.S. Securities and Exchange Commission or the national market system established pursuant to Section 11A of the Securities Exchange Act of 1934 or (ii) a foreign securities exchange that meets certain requirements. A class of stock that is traded on one or more qualified exchanges or other markets is "regularly traded" on such exchanges or markets for any calendar year during which such class of stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. We believe that the Nasdaq National Market will constitute a qualified exchange or other market for this purpose. However, no assurances can be provided that our common shares will continue to trade on the Nasdaq National Market, that the Toronto Stock Exchange will be deemed to be a qualified exchange or other market for this purpose, or that the shares will be regularly traded for this purpose.

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

U.S. BACKUP WITHHOLDING AND INFORMATION REPORTING

        A holder of 724 Solutions common shares may, under certain circumstances, be subject to certain information reporting requirements and backup withholding tax at the rate of 30% with respect to dividends paid on the 724 Solutions common shares, or the proceeds of sale of the 724 Solutions common shares, unless such holder (i) is a corporation or comes within certain other exempt categories, and when required, demonstrates this fact or (ii) provides a correct taxpayer identification number ("T.I.N."), certifies that such holder is not subject to backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A holder of 724 Solutions common shares who does not provide a correct T.I.N. may be subject to penalties imposed by the U.S. Internal Revenue Service. Any amount withheld under backup withholding rules generally will be creditable against the holder's U.S. federal income tax liability and a holder may obtain a refund of any excess amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS. The backup withholding tax rate is currently 28%, and is scheduled to increase to 31% after 2010.

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

RECENT SALES OF UNREGISTERED SECURITIES

        None.

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from our audited financial statements, which are included elsewhere in this report. The selected statement of operations data for the period from January 1, 1999 to December 31, 2000 and the balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from other audited financial statements not included in this report. These operating results are not necessarily indicative of results for any future period. The information for 2001 and 2002 give effect to our January 2001 acquisition of TANTAU. You should not rely on them to predict our future performance. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information beginning on page F-1 in this report, as well as the information set forth under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

        The following discussion and analysis should be read together with our audited annual consolidated financial statements for the year ended December 31, 2003 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

        Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see "Information Regarding Forward-Looking Statements."

OVERVIEW

        724 Solutions Inc. is a leading provider of next-generation IP-based network and data services. We were incorporated in 1997, and in 1999 we introduced our initial products and solutions for the financial services industry (FI). In 2001, following the acquisition of TANTAU Software, we began offering our products to mobile network operators (MNO's).

        During 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably and that such organizations would remain conservative about this type of investment for the next two to three years. At the same time, our analysis indicated that the opportunity in the MNO sector was potentially larger and also likely to develop sooner. We therefore made the decision to principally focus on the MNO market, with a corresponding diminished focus on the delivery of financial services applications.

        Accordingly, we made the decision to adjust the size of the investment that we were making in each of these two market segments; substantially reducing the level for the FI market, while bolstering that for the MNO market. We continue to monitor our cost structure to ensure that the investments we make on a product-by-product basis are appropriate to the revenue opportunities we believe exist.

        We believe that MNO's planning next-generation data networks face two distinct challenges. Firstly, it is important that data networks are designed to support a wide variety of new revenue opportunities, partnerships and technologies so that the mobile operators can adjust their strategies quickly. Secondly, it is equally important that mobile operators deploy data networks that can grow smoothly and reliably, without creating economic barriers or compromising return on investment.

        724 Solutions designed the X-treme Mobility Suite (XMS) of products to address the challenges that mobile operators face in deploying next-generation data networks. Our XMS gateway products enable mobile operators to implement solutions based on emerging open standards technologies including WAP 2.0, MMS, SMS and J2ME. XMS application enablers support a wide variety of commerce initiatives and third party content initiatives. The X-treme Mobility Suite provides the flexibility, scalability and total cost of ownership metrics that help ensure both the short-term and long-term success of next-generation mobile data networks.

        Our customers currently include leading mobile network operators. With our corporate office in Santa Barbara, California, we have development and sales offices around the world, including Hong Kong, Switzerland, Germany, Canada, the United Kingdom and the United States.

DEVELOPMENTS IN 2003

RESTRUCTURING AND OTHER CHARGES

        During 2003, we continued the cost reduction initiatives that we began in 2001. These efforts were implemented in order to reduce our overall operating costs and to realign our operating expenses and investments with a view to achieving operational profitability. We reduced our worldwide work force by approximately 40 people and closed redundant facilities. As a result of these transactions, we recorded $950,000 in restructuring charges related to severance and lease exit costs. These charges were mostly offset by a reduction to our hosting reserve of $900,000, as actual hosting related costs were lower than our original estimate (see Note 15(a) to our consolidated financial statements).

WRITE-DOWN OF GOODWILL

        SFAS No. 142 and CICA Handbook section 3062 require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002 (see "Significant Accounting Policies," note 2 to our consolidated financial statements). We assessed the value of goodwill at December 31, 2003 and recorded a write-down of $9.1 million.

        As described in Note 15(b) of our consolidated financial statements, at the end of 2003, the carrying value of goodwill was nil.

REVERSE STOCK SPLIT

        On April 24, 2003, our shareholders approved a ten for one reverse stock split of our common shares. As a result, the historic number of shares, historic loss per share and the weighted average number of shares used in compiling basic and diluted loss per share have been restated for all periods presented to reflect the reverse stock split.

STOCK-BASED COMPENSATION

        Prior to January 1, 2003, we applied the intrinsic method of accounting to employee stock options. Under this method, deferred stock-based compensation is recorded only if the current market value of the underlying common share exceeds the exercise price per share on the date of grant.

        The CICA Accounting Standards Board has amended Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments (HB3870) to require entities to account for employee stock options using the fair value based method beginning January 1, 2004, and encouraged companies to adopt early in 2003. We have chosen to early adopt the fair value based method on a prospective basis in 2003 under both HB3870 in Canada and FAS148 for US GAAP reporting.

        Since the total stock option expense for 2003 using the fair value based method is only $62,000, we have determined that it is not necessary to restate our 2003 quarterly results.

CRITICAL ACCOUNTING POLICIES

        We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. We have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition. Other important accounting policies are described in Note 2 to our audited annual consolidated financial statements for the year ended December 31, 2003.

REVENUE RECOGNITION

SOURCES OF REVENUE

        We derive revenue from licensing our products and providing related services, including installation, integration, training, maintenance and support, and application hosting services. We recognize revenue from our license agreements when all the following conditions are met:

  •
  We have an executed license agreement with the customer;

  •
  We have delivered the software product to the customer;

  •
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

        For license and services agreements that provide significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to documented specifications, we defer recognition of revenue for the amount subject to refund or penalty on unproven products until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for such agreements.

PRODUCT REVENUE

        Product revenue consists of the following:

  •
  Fixed License Fee Arrangement—a one-time license fee for a fixed number of copies or unlimited use of the software with a perpetual term. We typically recognize the upfront fees in the period the contract is executed or shortly thereafter.

  •
  Variable License Fee Arrangement—a variable license fee based on the numbers of users in a period. Revenue is recognized on an ongoing basis and will vary with the number of our customers' end users.

  •
  Reseller Arrangement—the reseller typically pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above.

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

        For a more detailed description of our revenue recognition policies, please refer to Note 2(c) of our annual audited consolidated financial statements for the year ended December 31, 2003.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

        Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. As applied to our financial statements, these principles conform in all material respects with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

        In the year ended December 31, 2003, product revenue decreased to $7.0 million from $8.8 million in 2002. As indicated in the Overview section, starting in 2002 and continuing through 2003, our focus on MNO's increased while our focus on the financial services industry decreased. Revenue from our XMS suite of products increased to $5.8 million in 2003 from $1.3 million in 2002. During 2003 and 2002, product revenue from the financial services industry was $1.2 million and $7.5 million, respectively.

SERVICE REVENUE

        Service revenue decreased to $5.9 million for the year ended December 31, 2003 from $11.9 million in 2002. The decrease was a result of changing our customer focus to MNO's and our product focus to the X-treme Mobility Suite of products. In 2003, service revenue from our XMS suite of products decreased to $2.7 million from $4.7 million in 2002. While the number of installations in the MNO sector increased significantly in 2003, the scope of the services performed was much narrower because we enhanced our core products, thus making it unnecessary for new MNO customers to incur significant customization charges. Service revenue from the financial services industry was $3.2 million in 2003, down from $7.2 million in 2002.

OPERATING EXPENSES

COST OF REVENUE

        Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training and implementations, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.

        Cost of revenue was $6.0 million for the year ended December 31, 2003, compared to $7.3 million in 2002. COR decreased in 2003 because we completed fewer projects and they tended to be narrower in scope than those completed in 2002 and because we eliminated costs not essential to our focus on mobile network operators. Cost of revenue, as a percentage of revenue, was 47% for the year ended December 31, 2003 compared to 35% in 2002.

RESEARCH AND DEVELOPMENT

        Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses, and allocated operating expenses.

        Research and development (R&D) expenses decreased to $9.4 million for the year ended December 31, 2003, compared to $16.6 million in 2002. The decrease is a result of our restructuring initiatives through which we reduced our R&D headcount and developed a more streamlined, integrated and focused product road map that reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 73% for the year ended December 31, 2003, compared to 80% in 2002.

SALES AND MARKETING

        Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

        Sales and marketing (S&M) expenses were $7.0 million for the year ended December 31, 2003, compared to $17.2 million in 2002. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 54% for the year ended December 31, 2003, compared to 83% in 2002.

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

        G&A expenses decreased to $4.1 million for the year ended December 31, 2003, compared to $7.0 million in 2002. The decrease in G&A expenses reflects our restructuring initiatives that have reduced complexity in our business in order to align our infrastructure with the current market environment. G&A expense, as a percentage of revenue, was 32% for the year ended December 31, 2003, compared to 34% in 2002.

DEPRECIATION AND AMORTIZATION

        Depreciation expense was $908,000 in the year ended December 31, 2003, compared to $5.1 million in 2002. Depreciation decreased significantly because we have decommissioned redundant fixed assets and reduced our capital expenditure budgets as part of our restructuring initiatives.

        Amortization expense decreased to $3.5 million for the year ended December 31, 2003, compared to $4.4 million in 2002. The amortization expense recorded in 2003 and 2002 represents the amortization of acquired technology, which was amortized over a period of two to five years.

        As described in Note 15 of our consolidated financial statements, at the end of 2003, the carrying value of acquired technology was nil.

STOCK-BASED COMPENSATION

        Prior to January 1, 2003, we applied the fair value based method of accounting prescribed by CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments (HB3870), only to employee stock appreciation rights, and applied the intrinsic method of accounting to employee stock options. Under the intrinsic method, deferred stock-based compensation is recorded if, on the date of grant of the stock option to an employee, the current market value of the underlying common share exceeds the exercise price per share.

        The CICA Accounting Standards Board has amended HB3870 to require entities to account for employee stock options using the fair value based method beginning January 1, 2004, and encouraged companies to adopt early in 2003. We have chosen to early adopt the fair value based method on a prospective basis in 2003 under both HB3870 in Canada and FAS148 for US GAAP reporting.

        Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting period. In accordance with the prospective transitional option permitted under amended HB3870 and FAS148, we have retroactively applied the fair value based method to all employee stock options granted on or after January 1, 2003. Since the total stock option expense for 2003 using the fair value based method is only $62,000, we have determined that it is not necessary to restate our 2003 quarterly results.

        Historically, our Stock-based compensation has primarily represented the amortization of deferred stock-based compensation recorded as a result of assuming, through acquisitions, stock option plans that included unvested options and common shares. This stock based compensation was amortized on a straight-line basis over the vesting period of these options, and was fully amortized by June 30, 2003. Also included in stock-based compensation is the immediate recognition of stock compensation expense for those terminated employees who had options that immediately vested upon their termination, and the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002.

        Stock-based compensation decreased to $1.7 million for the year ended December 31, 2003, including $62,000 related to the fair value of options granted in 2003, compared to $17.8 million in the comparative period in 2002. The 2002 expense included significant charges related to the immediate recognition of deferred stock-based compensation associated with employees who were terminated as part of our restructuring plan as well as the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002. In addition, the deferred stock compensation associated with the Tantau acquisition was higher in 2002 as it was fully amortized by the end of January 2003.

RESTRUCTURING COSTS

        In the second quarter of 2001, we began to identify areas to reduce costs by eliminating duplicate resources and positions, narrowing our product offerings and streamlining our operating processes. We continue to evaluate costs on an ongoing basis.

        In the year ended December 31, 2003, we recorded net restructuring costs of $50,000, compared to $20.6 million in 2002. The 2003 expense included $775,000 related to severance costs and $175,000 related to lease exit costs. These charges were mostly offset by a reduction to our hosting reserve of $900,000, as actual hosting related costs were lower than our original estimate. Included in our "Accrued Liabilities" as at December 31, 2003 is approximately $1.0 million in restructuring reserve. This includes severance costs of $292,000, lease exit costs of $140,000 and hosting exit costs of $591,000. See Note 15 to our annual audited consolidated financial statements for further details.

WRITE-DOWN OF GOODWILL, INTANGIBLES AND OTHER ASSETS

        SFAS No. 142 and CICA Handbook section 3062 require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002 (see "Significant Accounting Policies," Note 2 to our consolidated financial statements). We assessed the value of goodwill at December 31, 2003 and recorded a write-down of $9.1 million.

        As described in Note 15 of our consolidated financial statements, at the end of 2003, the carrying value of goodwill was nil.

INTEREST INCOME

        Interest income decreased to $254,000 for the year ended December 31, 2003, compared to $751,000 in 2002. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income is net of interest expense relating to a note payable. The note was fully repaid by the end of the first quarter of 2003. Interest income decreased in 2003 compared to 2002 due to declining interest rates and because we have reduced holdings of cash, cash equivalent balances and short-term investments.

NET LOSS

        Our net loss decreased to $28.3 million for year ended December 31, 2003 compared to $87.4 million in 2002. Our net loss has decreased due to a number of factors. We incurred significant restructuring charges and write downs of intangible and fixed assets in 2002 related to our restructuring efforts. Stock-based compensation charges and depreciation expense decreased significantly in 2003 and our restructuring initiatives have resulted in significantly lower operating costs.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUE

PRODUCT REVENUE

        In the year ended December 31, 2002, product revenue decreased to $8.8 million from $27.1 million in 2001. Due to poor economic conditions, our customers were reluctant to make large upfront commitments on license fees, and we experienced a reduction in the number of customers deploying our products and solutions.

SERVICE REVENUE

        Service revenue decreased to $11.9 million for the year ended December 31, 2002 from $16.8 million in 2001. The decrease in service revenue was due to the decline in the number of projects implemented by our customers and the general weakness in the economy.

OPERATING EXPENSES

COST OF REVENUE

        Cost of revenue was $7.3 million for the year ended December 31, 2002, compared to $19.3 million in 2001. COR decreased in 2002 as the number of projects deployed was down and because we eliminated costs not essential to our focus on our two key markets, the mobile network operator and financial services markets.

RESEARCH AND DEVELOPMENT

        Research and development (R&D) decreased to $16.6 million for the year ended December 31, 2002 compared to $39.1 million in 2001. The decrease was a result of our 2001 and 2002 restructuring initiatives in which we reduced our R&D headcount and developed a more streamlined, integrated and focused product road map and reduced duplication in the R&D process. R&D expense, as a percentage of revenue, was 80% for the year ended December 31, 2002, compared to 89% in 2001.

SALES AND MARKETING

        Sales and marketing (S&M) expenses were $17.2 million for the year ended December 31, 2002 compared to $36.8 million in 2001. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs as part of our restructuring efforts in 2001 and 2002.

GENERAL AND ADMINISTRATIVE

        Our G&A expenses decreased to $7.0 million for the year ended December 31, 2002 compared to $15.9 million in 2001. The decrease in G&A expenses reflected our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient.

DEPRECIATION AND AMORTIZATION

        Depreciation expense was $5.1 million in the year ended December 31, 2002 compared to $8.1 million in 2001. The decrease was a result of the decommissioning of our redundant fixed assets and reductions in our capital expenditure budgets as part of our restructuring initiatives.

        Amortization expense decreased to $4.4 million for the year ended December 31, 2002, compared to $80.2 million in 2001. The decrease was attributable to lower amortization as a result of the write-down of intangibles and other assets in fiscal 2001 and the adoption of SFAS No. 142 and CICA Handbook section 3062, which require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002. The amortization expense in 2002 represents the amortization of acquired technology, which was being amortized over a period of two to five years.

STOCK-BASED COMPENSATION

        Stock-based compensation primarily represents amortization of deferred stock-based compensation that we recorded as a result of assuming, through our acquisitions, stock option plans that included unvested options and common shares. This stock based compensation is amortized on a straight-line basis over the remaining vesting period of these options, ending in 2003. Also included in stock-based compensation is the immediate recognition of stock compensation expense for those terminated employees who had options that immediately vested upon their termination, and the immediate recognition of the unamortized portion of the deferred stock compensation for those employees who tendered their options as part of our stock option exchange initiative in January 2002.

        Stock-based compensation decreased to $17.8 million for year ended December 31, 2002, compared to $47.2 million in 2001. The decrease in 2002 resulted mainly from the fact that the 2001 expense included significant charges related to the immediate recognition of deferred stock-based compensation associated with employees who were terminated as part of our restructuring plan in 2001.

RESTRUCTURING COSTS

        With the downturn in general economic conditions, in the second quarter of 2001 we began to identify areas to reduce costs and to implement a restructuring initiative. We eliminated duplicate resources and positions, narrowed our product offerings and streamlined our operating processes. As a result of these efforts, in the year ended December 31, 2001, we recorded $16.5 million in restructuring costs. We continued with this restructuring in 2002 and, as a result, we recorded a restructuring charge of $20.6 million for year ended December 31, 2002. This was comprised of $5.7 million in hosting exit costs, mostly related to fees to be paid to CSC to assume the obligation to provide services under our hosting contracts; $8.0 million in employee severance charges; $4.2 million in lease exit costs mostly related to the closing of several of our offices; and $2.7 million for the write-down of inventory assets that are no longer a part of our current business strategy. In addition, we recorded a $6.3 million charge in 2002 related to the decommissioning of our redundant fixed assets compared to $3.2 million in 2001. Included in our "Accrued Liabilities" as at December 31, 2002 was approximately $5.0 million in restructuring reserve. This included severance costs of $1.0 million, lease exit costs of $1.5 million and hosting exit costs of $2.5 million.

INTEREST INCOME

        Interest income decreased to $751,000 for the year ended December 31, 2002, compared to $5.8 million in 2001. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income is net of interest expense relating to our note payable. Interest income decreased in 2002 compared to 2001 because we had reduced holdings of cash and cash equivalent balances and short-term investments and due to a significant decline in interest rates.

EQUITY IN LOSS OF AFFILIATE

        Until October 2002, we owned 24.9% of the equity of Maptuit, Inc. We accounted for our investment in Maptuit using the equity method, which required us to adjust the original cost of the investment for our share of post-acquisition income and losses, less dividends, but only to the extent that the carrying value of the investment was not less than zero. As at December 31, 2001, the carrying value of Maptuit was zero, therefore we did not record additional losses of Maptuit for the year ended December 31, 2002. The loss was $1.6 million for the year ended December 31, 2001. In October 2002, we sold our interest in Maptuit for proceeds of $150,000.

NET LOSS

        Our net loss decreased to $87.4 million for the year ended December 31, 2002 compared to $554.2 million in 2001. Our net loss decreased due to the significant restructuring charges and write down of intangible assets recorded in 2001 and the substantial reduction in our operating expenses resulting from our restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities decreased to $22.9 million for the year ended December 31, 2003, compared to $46.5 million in 2002 as we have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for 2003 consisted of our net loss of $28.3 million plus $283,000 related to the gain on sale of an investment, cash outflows of $6.8 million related to severance, historic acquisition, hosting exit and deferred consideration payments and $2.7 million related to other working capital changes offset by non-cash items, primarily depreciation and amortization charges of $4.4 million, stock-based compensation expense of $1.7 million, and the write-down of goodwill of $9.1 million.

        As at December 31, 2003, we had commitments to make $540,000 in minimum lease payments up to 2005, primarily related to our facilities. As a result of our restructuring initiative, we have vacated some of our premises and we have been successful in reducing our total future lease commitments to our landlords.

        Cash used in financing activities was $600,000 for the year ended December 31, 2003, compared to a $2.9 million in 2002. The $600,000 represents the final two payments of our note payable that was repaid in the first quarter of 2003. There were no common share issuances in 2003. In 2002, principal payments on the note totaled $3.1 million and we had a cash source of $224,000 resulting from the exercise of options.

        Cash inflow from investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $183,000 in 2003, compared to a cash use of $854,000 for the year ended December 31, 2002. The 2003 amount is comprised of a gain on sale of long-term investments of $283,000 less purchases of fixed assets of $100,000. The 2002 total includes a gain on the sale of long-term investments of $150,000, less purchases of fixed assets of $547,000 and purchases of intangible and other assets of $457,000. We have significantly curtailed purchases of capital and intangible assets in 2003.

        Total cash used, excluding the sale (purchase) of short-term investments and restricted cash changes, was $23.3 million for the year ended December 31, 2003, compared to $50.2 million for the year 2002. This was mainly due to our significantly lower operating costs.

        As a result of the operational savings resulting from our restructurings and based on current estimates, we expect that cash from the sales of our products and our existing cash and cash equivalents and short-term investments will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next 12 months. We may require additional financing if we expand our operations at a faster rate than currently expected, if our costs unexpectedly increase, if our revenues decrease or if we seek to effect one or more significant acquisitions.

CONTRACTUAL OBLIGATIONS

        Contractual obligations at December 31, 2003 are as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Contractual obligations *
Operating lease	$540	$519	$21	$0

	$540	$519	$21	$0

        *    As of December 31, 2003, we did not have any long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities, as defined by FASB.

QUARTERLY RESULTS OF OPERATIONS

        The following tables set forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

2003	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Total Year
	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$2,010	$1,635	$1,676	$1,643	$6,964
Services	1,505	1,375	1,437	1,574	5,891

Total revenue	3,515	3,010	3,113	3,217	12,855
Operating expenses:
Cost of revenue	1,574	1,422	1,458	1,577	6,031
Research and development	2,950	2,555	2,008	1,920	9,433
Sales and marketing	2,192	2,165	1,370	1,241	6,968
General and administrative	945	1,291	846	1,004	4,086
Depreciation	359	203	178	168	908
Amortization of intangible assets	1,156	1,156	1,156	—	3,468
Stock based compensation:
Cost of revenue	8	—	—	6	14
Research and development	529	682	—	16	1,227
Sales and marketing	112	170	—	14	296
General and administrative	115	—	—	26	141
Restructuring costs	—	300	—	(250)	50
Write-down of fixed assets and goodwill and other intangible assets	—	—	—	9,097	9,097

Total operating expenses	9,940	9,944	7,016	14,819	41,719

Loss from operations	(6,425)	(6,934)	(3,903)	(11,602)	(28,864)
Interest income	93	85	44	32	254
Gain (loss) on sale of investments	—	—	—	283	283
Write-down of long-term investments	—	—	—	—	—

Loss for the period	$(6,332)	$(6,849)	$(3,859)	$(11,287)	$(28,327)

Basic and diluted loss per share	$(1.06)	$(1.14)	$(0.64)	$(1.89)	$(4.73)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,983	5,983

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003

	Quarter Ended
2002
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Total Year
	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$2,555	$1,572	$1,743	$2,953	$8,823
Services	1,958	3,436	3,809	2,702	11,905

Total revenue	4,513	5,008	5,552	5,655	20,728
Operating expenses:
Cost of revenue	1,703	2,669	1,225	1,680	7,277
Research and development	5,752	4,106	3,761	3,017	16,636
Sales and marketing	6,376	4,342	3,819	2,704	17,241
General and administrative	2,400	1,546	1,708	1,319	6,973
Depreciation	1,682	1,478	1,334	574	5,068
Amortization of intangible assets	1,153	1,011	1,011	1,243	4,418
Stock-based compensation:
Cost of revenue	146	54	54	57	311
Research and development	5,118	1,879	1,879	1,996	10,872
Sales and marketing	1,805	662	662	704	3,833
General and administrative	1,311	482	482	512	2,787
Restructuring costs	16,987	—	3,682	—	20,649
Write-down of fixed assets and goodwill and other intangible assets	4,134	—	2,205	1,285	7,624

Total operating expenses	48,567	18,229	21,802	15,091	103,689

Loss from operations	(44,054)	(13,221)	(16,250)	(9,436)	(62,961)
Interest income	385	139	60	166	751
Gain (loss) on sale of investments				150	150
Write-down of long-term investments	—	—	(5,280)	(67)	(5,347)

Loss for the period	$(43,668)	$(13,082)	$(21,470)	$(9,187)	$(87,407)

Basic and diluted loss per share	$(7.45)	$(2.19)	$(3.60)	$(1.54)	$(14.71)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,858	5,964	5,965	5,976	5,942

        The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMPACT OF INTEREST RATE EXPOSURE

        As of December 31, 2003, we had approximately $15.4 million in cash, cash equivalents, short-term investments and restricted cash, of which $1.9 million consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

        Our functional currency is the U.S. dollar. In the past, the majority of our non-US dollar denominated expenses were incurred in Canadian dollars. As a result of our recent restructuring efforts, in the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Euros. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the year ended December 31, 2003, we incurred realized and unrealized foreign currency losses relating to the translation of our non-US denominated monetary assets and liabilities of approximately $200,000.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

        Prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2003, and which is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2003, and which is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2003, and which is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2003, and which is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item is contained in the Company's Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2003, and which is incorporated by reference herein.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements.

        Incorporated by reference from the financial statements and notes thereto that are set forth beginning on page F-1 of this report.

    2.
    Financial Statement Schedules.

        None.

  (b)
  Reports on Form 8-K:

        During the three months ended December 31, 2003, the Company furnished one report on Form 8-K:

        October 30, 2003: reporting the Company's results of operations for the three and nine months ended September 30, 2003.

  (c)
  The exhibits included in this report or incorporated herein by reference are as follows:

EXHIBIT NUMBER	NAME OF DOCUMENT
3.1(1)	Articles of the Registrant.
3.2(2)	Articles of Continuance.
3.3(2)	CBCA By-Laws.
3.4(2)	Articles of Amendment.
4.1(3)	Shareholder Rights Plan Agreement dated as of February 10, 2003, between 724 Solutions Inc. and Computershare Trust Company of Canada, as Rights Agent, including the Form of Rights Certificate attached thereto as Exhibit A.
10.2.1(4)	724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.
10.3.2(4)	Form of Stock Option Agreement pursuant to the 724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.
10.3.3(4)	724 Solutions Inc. 2000 Stock Option Plan, as amended and restated.
10.3.4(4)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated, for option grants prior to January 24, 2002.
10.3.5(4)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated (for option grants after January 24, 2002).
10.3.6(5)	Registrant's Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted prior to January 2001.
10.3.7(4)	Registrant's Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted in January 2001.

10.3.8(5)	Registrant's Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted prior to January 2001.
10.3.9(4)	Registrant's Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted in January 2001.
10.4.1(6)	Employment Agreement of John J. Sims.
10.4.2(7)	Employment Agreement of Glenn Barrett.
10.4.3(7)	Employment Agreement of Gregory P. Gassman.
10.4.4(7)	Employment Agreement of Alan Prenoveau.
10.4.5	Employment Agreement of Russ Green.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, Toronto.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

(1)
Incorporated by reference to the Registrant's Registration Statement on Form F-1, File No. 333-90143.

(2)
Incorporated by reference to the Registrant's definitive Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders, filed on March 31, 2003.

(3)
Incorporated by reference to the Registrant's Form 8-K, dated February 24, 2003.

(4)
Incorporated by reference to the Registrant's Tender Offer Statement on Schedule TO, filed on January 24, 2002.

(5)
Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 29, 2002.

(6)
Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 29, 2001.

(7)
Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 31, 2002.

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

Signature	Titles	Date

/s/ JOHN J. SIMS John J. Sims	Chief Executive Officer and Director (principal executive officer)	March 16, 2004
/s/ GLENN BARRETT Glenn Barrett	Chief Financial Officer, Senior Vice President, Corporate Services (principal financial and accounting officer)	March 16, 2004
/s/ IAN GIFFEN Ian Giffen	Chairman and Director	March 16, 2004
James D. Dixon	Director	March 16, 2004
Joseph Aragona	Director	March 16, 2004
/s/ BARRY J. REITER Barry J. Reiter	Director	March 16, 2004
/s/ TERRY D. KRAMER Terry D. Kramer	Director	March 16, 2004

Consolidated Financial Statements
(Expressed in U.S. dollars)

724 SOLUTIONS INC.

Years ended December 31, 2003, 2002 and 2001

AUDITORS' REPORT TO THE SHAREHOLDERS

        We have audited the consolidated balance sheets of 724 Solutions Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants
Toronto, Canada
January 22, 2004

724 SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)
December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents (note 4)	$13,436	$19,129
Short-term investments (note 4)	1,748	18,562
Restricted cash (note 4)	198	962
Accounts receivable, net of allowance for doubtful accounts of $60 (2002—$150)	2,297	2,211
Prepaid expenses and other receivables	648	819

Total current assets	18,327	41,683
Fixed assets (note 5)	612	1,418
Goodwill (note 7)	—	9,097
Other intangible assets (note 7)	—	3,468

Total assets	$18,939	$55,666

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$411	$1,253
Accrued liabilities	3,402	9,892
Note payable (note 8)	—	600
Deferred revenue	410	1,217
Deferred consideration (note 3(b)(i))	—	1,415

Total current liabilities	4,223	14,377
Shareholders' equity (note 9):
Unlimited common shares authorized, no par value:
5,983,349 common shares issued and outstanding (2002—5,983,349)	764,508	764,508
Contributed surplus	62	—
Deferred stock-based compensation	—	(1,616)
Accumulated deficit	(749,887)	(721,560)
Cumulative translation adjustment	33	(43)

Total shareholders' equity	14,716	41,289
Lease commitments (note 11)
Contingent liabilities (note 17)

Total liabilities and shareholders' equity	$18,939	$55,666

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue:
Product	$6,964	$8,823	$27,054
Services	5,891	11,905	16,763

Total revenue	12,855	20,728	43,817
Operating expenses:
Cost of revenue	6,031	7,277	19,286
Research and development	9,433	16,636	39,052
Sales and marketing	6,968	17,241	36,807
General and administration	4,086	6,973	15,904
Stock-based compensation:
Cost of revenue	14	311	411
Research and development	1,227	10,872	27,730
Sales and marketing	296	3,833	11,077
General and administrative	141	2,787	7,951
Depreciation	908	5,068	8,142
Amortization of intangible assets	3,468	4,418	80,172
Restructuring charges (note 15(a))	50	20,649	16,488
Write-down of goodwill, intangible and other assets (note 15(b))	9,097	1,331	321,461
Write-down of fixed assets (note 15(b))	—	6,293	3,156

Total operating expenses	41,719	103,689	587,637

Loss from operations	(28,864)	(82,961)	(543,820)
Interest income	254	751	5,773
Equity in loss of affiliate	—	—	(1,591)
Gain (loss) on sale of investments	283	150	(4,591)
Write-down of investments (note 15(b))	—	(5,347)	(9,975)

Loss for the year	$(28,327)	$(87,407)	$(554,204)

Basic and diluted loss per share (note 13)	$(4.73)	$(14.71)	$(97.20)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,942	5,702

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. dollars, except number of shares and per share amounts)
Years ended December 31, 2003, 2002 and 2001

	Common shares			Deferred stock-based compensation related to stock options
			Contributed Surplus		Accumulated deficit	Cumulative translation adjustment	Total shareholders' equity
	Number	Amount
Balances
December 31, 2000	3,911,298	$357,158	$—	$(14,946)	$(79,949)	$—	$262,263
Loss for the year	—	—	—	—	(554,204)	—	(554,204)
Cumulative translation adjustment	—	—	—	—	—	(52)	(52)
Deferred stock-based compensation	—	48,631	—	(50,306)	—	—	(1,675)
Amortization of deferred stock-based compensation	—	—	—	45,670	—	—	45,670
Issuance on exercise of options	99,875	906	—	—	—	—	906
Issuance of common shares	1,826,403	356,338	—	—	—	—	356,338

Balances
December 31, 2001	5,837,576	$763,033	$—	$(19,582)	$(634,153)	$(52)	$109,246
Loss for the year	—	—	—	—	(87,407)	—	(87,407)
Cumulative translation adjustment	—	—	—	—	—	9	9
Deferred stock-based compensation	—	(163)	—	163	—	—	—
Amortization of deferred stock-based compensation	—	—	—	17,803	—	—	17,803
Issuance on exercise of options	45,071	224	—	—	—	—	224
Issuance of common shares	101,169	1,414	—	—	—	—	1,414

Balances
December 31, 2002	5,983,349	$764,508	$—	$(1,616)	$(721,560)	$(43)	$41,289
Loss for the year	—	—	—	—	(28,327)		(28,327)
Cumulative translation adjustment	—	—	—	—	—	76	76
Amortization of deferred stock-based compensation	—	—	—	1,616	—	—	1,616
Contributed surplus	—	—	62	—	—	—	62

Balances
December 31, 2003	5,983,349	$764,508	$62	$—	$(749,887)	$33	$14,716

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from (used in) operating activities:
Loss for the year	$(28,327)	$(87,407)	$(554,204)
Items not involving cash:
Depreciation and amortization	4,376	9,486	88,314
Stock-based compensation	1,678	17,803	47,169
Other non-cash expenses	56	24	(41)
Loss (gain) on sale of investments	(283)	(150)	4,591
Write-down of investments	—	5,347	9,975
Write-down of goodwill, intangible and other assets	9,097	1,331	321,461
Write-down of fixed assets	—	6,293	3,156
Equity in loss of affiliate	—	—	1,591
Change in operating assets and liabilities:
Accounts receivable	(86)	6,124	1,254
Prepaid expenses and other receivables	171	1,811	654
Accrued interest on short-term investments	18	305	1,847
Accounts payable	(842)	(351)	(218)
Accrued liabilities	(6,490)	(6,905)	(9,570)
Deferred consideration	(1,415)	—	—
Deferred revenue	(807)	(169)	(2,644)

Net cash flows used in operating activities	(22,854)	(46,458)	(86,665)
Cash flows from (used in) financing activities:
Principal repayment of note payable	(600)	(3,090)	(1,310)
Issue of common shares	—	224	10,916

Net cash flows from (used in) financing activities	(600)	(2,866)	9,606
Cash flows from (used in) investing activities:
Purchase of fixed assets	(100)	(547)	(10,744)
Sale of short-term investments, net	16,814	7,705	64,307
Restricted cash	764	1,323	(2,285)
Purchase of intangible and other assets	—	(457)	(9,091)
Proceeds on sale of investments	283	150	2,833
Purchase of investments	—	—	(11,828)
Acquisitions, net of cash received	—	—	30,248

Net cash flows from investing activities	17,761	8,174	63,440

Decrease in cash and cash equivalents	(5,693)	(41,150)	(13,619)
Cash and cash equivalents, beginning of year	19,129	60,279	73,898

Cash and cash equivalents, end of year	$13,436	$19,129	$60,279

Supplemental disclosure of cash flow information (note 14)

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

1. Organization of the Company:

        724 Solutions Inc. is a leading provider of next-generation IP-based network and data services. We were incorporated in 1997, and in 1999 we introduced our initial products and solutions for the financial services industry. In 2001, we began offering our products to mobile network operators ("MNO's"). In October 2002, our products and solutions for MNO's were brought under the umbrella of our X-treme Mobility Suite of products. Through our family of products, 724 Solutions Inc. delivers reliable, scalable technology and solutions that allow MNO's to rapidly deploy flexible and open, next-generation IP-based network and data services.

2. Significant accounting policies:

        These consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles which, except as disclosed in note 18, conform, in all material respects, to generally accepted accounting principles in the United States.

  (a)
  Consolidation:

        These consolidated financial statements include the accounts of 724 Solutions Inc. and its subsidiaries, all of which are wholly owned. The results of operations for acquisitions are included in these consolidated financial statements from the date of acquisition. Intercompany transactions and balances are eliminated on consolidation.

  (b)
  Financial instruments:

        Financial instruments consist of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities, deferred consideration and note payable. We determine the fair values of our financial instruments based on quoted market values or discounted cash flow analyses. Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

        Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash consist primarily of deposits with major commercial banks, corporate debt and government treasury bills, the maturities of which are three months or less from the date of purchase. Short-term investments and restricted cash consist of high-grade liquid fixed income securities with maturities of more than three months but less than one year. We perform periodic credit evaluations of the financial condition of our customers. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers.

  (c)
  Revenue recognition:

        We recognize product revenue when we have an executed license agreement with the customer, the software product has been delivered, the amount of the fees to be paid by the customer is fixed and determinable, and collection of these fees is deemed probable. We consider fees related to arrangements with significant payments due beyond our normal trading terms, not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

        We enter into software license agreements that provide for future royalty/license payments to be made based on a per user fee. These arrangements often specify a quarterly minimum payment. Revenue from the minimum payments is recognized on a straight-line basis. Revenue associated with user fees in excess of any minimum payments is recognized when the amount becomes determinable, generally on a quarterly basis.

        Typically, software license agreements are multiple element arrangements as they also include consulting, related maintenance and/or implementation services fees. Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangements. When such services are considered essential, license and service revenue under the arrangement are recognized as services are performed as discussed below. When services are not considered essential, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence ("VSOE") of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by us when the same element is sold in similar quantities to a customer of similar size and nature. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of service being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the software license is recognized when the product revenue criteria are met. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, we use the residual method of allocation of the arrangement fees for revenue recognition purposes.

        Services revenue from consulting, implementation and other services is recognized when the services are performed. Losses on professional services contracts, if any, are recognized at the time such losses are identified. Maintenance and support revenues paid in advance are non-refundable and are recognized rateably over the term of the agreement, which typically is 12 months.

        We enter into arrangements with original equipment manufacturers ("OEM") and resellers. Under these arrangements, we grant the OEM or reseller rights to sell products, which incorporate our products, for a specific period of time. Our primary obligation to the OEM and reseller is to deliver a product master and any bug fixes under warranty provisions in order to maintain the product master in accordance with published specifications. Under these arrangements, our revenue is not contingent, in any manner, on the OEM or reseller's subsequent activities. In some arrangements, we receive prepaid, non-refundable minimum license fees from the OEM or reseller. As our primary obligation to an OEM or reseller is fulfilled upon delivery of the product master, we recognize the prepaid, non-refundable minimum license fees as revenue upon delivery of the product master and upon meeting all other product revenue recognition criteria.

        During the year ended December 31, 2001, we recognized license revenue in the amount of $4,922,000 from non-monetary transactions. We did not have any non-monetary transactions in 2002 and 2003. Non-monetary transactions that represent the culmination of an earnings process are recorded at the fair value of the products delivered or products and services received, whichever is more readily determinable, providing these fair values are determinable within reasonable limits. In determining the fair values of software arrangements, we consider whether VSOE of fair value of the product delivered and the asset received exists. For non-monetary arrangements that do not represent the culmination of the earnings process, the exchange is recorded based on the carrying value of the products delivered, generally zero.

        Product and services revenues that have been prepaid but do not yet qualify for recognition as revenue under the our revenue recognition policy are reflected as deferred revenue on the consolidated balance sheet.

  (d)
  Research and development expenses:

        Costs related to research, design and development of software products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. All subsequent costs are expensed as incurred. To date, the completion of working models of our products has substantially coincided with the general release of the products. As a result, we have not capitalized any software development costs since such costs have not been significant.

  (e)
  Use of estimates:

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

  (f)
  Investment tax credits:

        We are entitled to Canadian federal and provincial investment tax credits, which are earned as a percentage of eligible research and development expenditures incurred in each taxation year. Investment tax credits are accounted for as a reduction of the related expenditure for items of a current nature and a reduction of the related asset cost for items of a long-term nature, provided that we have reasonable assurance that the tax credits will be realized.

  (g)
  Stock-based compensation:

        Prior to January 1, 2003, we applied the fair value based method of accounting prescribed by CICA Handbook Section 3870, "Stock-Based Compensation and Other Stock-Based Payments" ("HB3870"), only to employee stock appreciation rights, and applied the intrinsic method of accounting to employee stock options. Under the intrinsic method, deferred stock-based compensation is recorded if, on the date of grant of the stock option to an employee, the current market value of the underlying common share exceeds the exercise price per share.

        The CICA Accounting Standards Board has amended HB3870 to require entities to account for employee stock options using the fair value based method, beginning January 1, 2004 and encourage companies to adopt early in 2003. We have chosen to early adopt the fair value based method on a prospective basis in 2003 under both HB3870 in Canada and FAS148 for US GAAP reporting.

        Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting period. In accordance with prospective transitional option permitted under amended HB3870 and FAS148, we have retroactively applied the fair value based method to all employee stock options granted on or after January 1, 2003. The 2003 quarterly results will not be restated, as the amounts are insignificant as the total expense for 2003 is only $62,000.

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
  (i)
  Investments:

        Investments in affiliates are recorded by the equity method when our ownership interest in the affiliate is greater than 20% but not more than 50% and/or we can exercise significant influence over the affiliate.

        Investments in affiliates in which our ownership interest is less than 20% and/or when we cannot exercise significant influence over the affiliate are accounted for by the cost method. Under this method of accounting, the investment is recorded at cost and only written down if a decline in value is other than temporary.

  (j)
  Business combinations, goodwill and other intangible assets:

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a business combination, and until January 1, 2002 was amortized on a straight-line basis over a period of up to five years. In September 2001, the CICA issued Handbook Sections 1581, "Business Combinations", and 3062, "Goodwill and Other Intangible Assets". The new standards require that the purchase method of accounting must be used for business combinations and that goodwill no longer be amortized but instead be tested for impairment at least annually. The standards also specify criteria that intangible assets must meet to be recognized and reported apart from goodwill. The new standards are substantially consistent with U.S. GAAP.

        We adopted these new standards as of January 1, 2002 and discontinued amortization of all existing goodwill. We also evaluated existing intangible assets, including estimates of remaining useful lives, and made the necessary reclassifications in order to conform to the new criteria.

        In connection with Section 3062's transitional goodwill impairment evaluation, we were required to assess whether goodwill was impaired as of January 1, 2002. Impairment is identified by comparing the carrying amount of reporting units with their fair values. To the extent a reporting unit's carrying amount exceeds its fair value, we must perform a second step to measure the amount of impairment in a manner similar to a purchase price allocation. We complete a goodwill impairment test in the fourth quarter of each year (see note 15).

        This change in accounting policy is not applied retroactively and the amounts presented for 2001 have not been restated for this change. The impact on the historical results had the change been applied retroactively is as follows:

	2003	2002	2001
Loss for the year	$(28,327)	$(87,407)	$(554,204)
Goodwill amortization	—	—	70,980

	$(28,327)	$(87,407)	$(483,224)

Restated basic and diluted loss per share	$(4.73)	$(14.71)	$(84.75)

        Intangible and other assets with a finite life are amortized on a straight-line basis over their expected useful lives.

  (k)
  Impairment or disposal of long-lived assets:

        We review capital and intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the new accounting standards CICA Handbook Section 3063, "Impairment or Disposal of Long-lived Assets" and revised Section 3475, "Disposal of Long-lived Assets and Discontinued Operations", which we adopted effective January 1, 2003. Absent a triggering event during the year, we conduct our long—lived asset assessment in the fourth quarter. Under the new standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held-for-use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amounts exceeds the fair value less costs to sell. Prior to January 1, 2003, we periodically assessed and measured impairment by comparing the carrying amount to the undiscounted future cash flows the long-lived assets were expected to generate. We recorded impairment charges in 2001 and 2002 (note 15).

  (l)
  Foreign currency translation:

        Our functional currency is the U.S. dollar. Transactions of the Canadian parent company and fully integrated foreign subsidiaries denominated in currencies other than the U.S. dollar are translated using the temporal method. Monetary items denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income. Transactions of foreign subsidiaries that are considered self-sustaining are translated using the current rate method. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the balance sheet dates, and the results of operations at the average rate for the year. The resulting gains or losses are included in cumulative translation adjustment, which is presented as a separate component of shareholders' equity.

        The aggregate foreign currency gain (loss) included in determining loss for the three years ended December 31, 2003 are as follows: 2003—$(200,000); 2002—$52,000; and 2001—$113,000.

  (m)
  Income taxes:

        We provide for income taxes under the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment or substantive enactment. To the extent that the recoverability of future tax assets is not considered to be more likely than not, a valuation allowance is provided.

  (n)
  Recently issued accounting pronouncements—Canada and United States:

  (i)
  Accounting for Severance and Termination Benefits:

    On March 21, 2003, the Emerging Issues Committee ("EIC") of The Canadian Institute of Chartered Accountants ("CICA") issued Abstract No. 134 ("EIC-134" or the "Abstract"), Accounting for Severance and Termination Benefits. EIC-134 addresses the different accounting treatments of the various types of severance and termination benefits related to the termination of employees' services prior to normal retirement. Termination benefits paid to employees who are required to work for a minimum period, in excess of the legal notification period, in order to earn the benefits, are deemed to be stay bonuses and are to be accrued over the work period. In contrast, under previous guidance, a liability was recognized for termination benefits when management committed to a termination plan. EIC-134 has been applied prospectively to termination benefits relating to exit or disposal activities initiated after March 31, 2003. There is no impact of EIC-134 on our consolidated financial statements.

    (ii)
    Revenue Recognition:

    On December 17, 2003, the Emerging Issues Committee of The Canadian Institute of Chartered Accountants issued Abstract No. 141 ("EIC-141"), Revenue Recognition and Abstract No. 142 ("EIC-142"), Revenue Arrangements with Multiple Deliverables. EIC-141 incorporates the principles and summarizes the guidance in the SEC's SAB 101, Revenue Recognition in Financial Statements. The EIC is of the opinion that this abstract provides appropriate interpretive guidance on the application of existing standards on revenue. EIC-142 is consistent with US GAAP literature EITF 00-21 and addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Both EIC-141 and EIC-142 may be applied prospectively, and should be applied to sales transactions recognized and revenue arrangements with multiple deliverables entered into in the first interim or annual period beginning on or after December 17, 2003. Adoption of these standards is not expected to have a material impact on the consolidated financial statements.

    (iii)
    Financial Reporting in Accordance with Canadian GAAP:

    In July 2003, the CICA issued Handbook Section 1100, "Generally Accepted Accounting Principles." This section establishes standards for financial reporting in accordance with Canadian GAAP. It describes what constitutes Canadian GAAP and its sources. This section provides guidance on sources to consult when selecting accounting policies and determining appropriate disclosures when the primary source of Canadian GAAP is silent. This standard is effective for the 2004 fiscal year and is not expected to have a material impact on the consolidated financial statements.

    (iv)
    Accounting for Costs Associated with Exit or Disposal Activities:

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability be recognized for exit or disposal costs effectively only when the liability is incurred, rather than when a company commits to an exit plan, and that the liability be initially measured at fair value. There was no impact on our consolidated financial statements on the adoption of this standard.

    (v)
    Disclosure Requirements for Guarantees:

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires certain disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of certain guarantees, that is, it requires the recognition of a liability for the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. There was no impact on our financial statements on the adoption of this standard other than added disclosures in note 16.

3. Acquisitions:

  (a)
  2001:

TANTAU Software, Inc.:

        On January 16, 2001, we acquired all of the issued and outstanding shares and assumed all of the common share purchase options of TANTAU Software, Inc. ("TANTAU") in exchange for the issue of 1,711,987 common shares and 201,106 replacement common share purchase options.

        Of the 1,711,987 common shares issued, 1,427,654 common shares were fully vested shares, with the balance of 284,333 subject to future vesting. The fair value of the fully vested shares issued was recorded as a component of the purchase consideration. The values of the unvested shares and the common share purchase options were allocated between purchase consideration and deferred stock-based compensation. We determined the amount attributable to deferred stock-based compensation as the proportionate share of the intrinsic value of the unvested shares and options pertaining to the service period subsequent to the date of acquisition. The amount attributable to purchase consideration represents the fair value of the unvested shares and options as of the purchase date less the amount recorded as deferred stock-based compensation related to these unvested shares and options.

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

$407,734

        In September 2001, we reviewed the carrying values of goodwill and intangible and other assets related to the TANTAU acquisition and, accordingly, recorded a significant write-down (note 15(b)).

  (b)
  2000:

  (i)
  YRLess Internet Corporation:

        On March 17, 2000, we acquired all the outstanding common shares of YRLess Internet Corporation ("YRLess"), an internet message gateway developer, for total cash consideration of approximately $1,272,000.

        In addition, we committed to pay approximately $4,401,000 in common shares, or cash if we agreed to a cash payment, over the next three years. If settled in shares, the number of shares issued in settlement of each payment was to be calculated based on the weighted average trading price of our common shares during the five days prior to the date that the shares were due. Of the additional $4,401,000 in consideration, $2,640,000 was contingent on certain former shareholders of YRLess remaining employees of the Company. As at December 31, 2001, the contingent terms of the payments were no longer in effect, resulting in us recording the remaining contingent compensation as an expense in 2001. Total compensation expense related to this commitment amounted to $3,293,000 in 2001 (2000—$1,108,000). We settled the amounts due in 2001 and 2002 in shares. The 2003 amount was settled with cash payments and there are no remaining obligations.

    (ii)
    Ezlogin.com, Inc.:

        On June 16, 2000, we acquired all of the outstanding shares of Ezlogin.com, Inc. ("Ezlogin"), a private company providing internet infrastructure tools for user-driven personalization. The purchase price of approximately $55,800,000, before acquisition costs, was satisfied by the issue of 100,359 common shares and the assumption of the existing Ezlogin option plan that, if all options outstanding under the plan are exercised, would result in the issue of an additional 9,180 common shares.

    (iii)
    Spyonit.com, Inc.:

        On September 12, 2000, we acquired all of the outstanding shares of Spyonit.com, Inc. ("Spyonit"), a private company developing software to monitor the internet and other content sources for items of interest to end-users. The purchase price of approximately $40,000,000 was satisfied by the issue of 104,162 common shares and $2,000,000 in cash. As part of the terms of purchase, up to 13,706 common shares of the total common shares issued were subject to repurchase at a minimum value if the vendors did not remain employees through September 2003. We recorded deferred stock-based compensation in the amount of $6,000,000 related to the 13,706 common shares and amortized this amount as compensation expense on a straight-line basis over three years.

        The transactions are summarized as follows:

	YRLess	Ezlogin	Spyonit
Fair value of identifiable assets	$(117)	$4,682	$7,912
Goodwill	1,389	54,103	32,063

	$1,272	$58,785	$39,975

Purchase price:
Cash	$1,238	$—	$2,000
Common shares	—	51,186	37,775
Fair value of options	—	4,599	—
Acquisition expenses	34	3,000	200

	$1,272	$58,785	$39,975

4. Cash and cash equivalents and short-term investments:

        All short-term investments are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion discounts to maturity. Short-term investments include corporate bonds and government T-bills. We own no short-term investments that are considered to be trading securities or available-for-sale securities.

        We have entered into a letters of credit in the amount of $198,000 (2002—$962,000) to guarantee future payments. Letters of credit are secured by segregated instrument and disclosed as restricted cash on the consolidated balance sheets.

5. Fixed assets:

	2003	2002
Computer equipment	$6,824	$6,892
Computer software	7,012	6,930
Office furniture and equipment	388	403
Leasehold improvements	287	270

	14,511	14,495
Less accumulated depreciation and amortization	13,899	13,077

	$612	$1,418

6. Investments:

	2003	2002
Investments, at cost:
Neomar Inc.	$3,500	$3,500
Webhelp Inc.	9,558	9,558
CashEdge Inc.	2,000	2,000
Other	185	264

	15,243	15,322
Less provision for impairment in value	15,243	15,322

	$—	$—

  (a)
  2003:

  (i)
  Sale of interest in Dexit:

        During the year ended December 31, 2003, we recorded a gain of $283,000 on the sale of our equity interest in Dexit, which had been previously been written down to nil. We purchased our interest in Dexit on November 29, 2001 for consideration of $79,000.

  (b)
  2002:

  (i)
  Write-down of investments:

        During the year ended December 31, 2002, we recorded a provision of $5,347,000 against investments as our investments experienced significant other than temporary declines in their values (note 15(b)).

    (ii)
    Sale of interest in Maptuit:

        During the year ended December 31, 2002, we recorded a gain of $150,000 on the sale of our equity interest in Maptuit, which had been previously been written down to nil through the recording of our share of the losses in the equity accounted for investee. We purchased our interest in Maptuit in 2000 for cash consideration of $750,000.

  (c)
  2001:

  (i)
  Investment in CashEdge Inc.:

        On May 31, 2001, we acquired an 11.0% (December 31, 2003—9.9%) interest in CashEdge Inc., a private company for $2,000,000 in cash.

    (ii)
    Investment in Webhelp Inc.:

        On March 26, 2001, we entered into a series of transactions with Webhelp Inc. ("Webhelp"), a private company incorporated in Delaware.

        We acquired 4,087,193 Series C convertible preferred shares of Webhelp for cash of $7,621,000 and share consideration of 19,684 common shares valued at $1,937,000.

        Also on March 26, 2001, we purchased the right, title and interest in Webhelp's "Web Application Event Framework" technology ("WAEF"). The aggregate purchase price consisted of 82,015 common shares of the Company and additional consideration based on a fixed percentage of future sales of WAEF and products incorporating WAEF for a period of three years. The value ascribed to the shares issued on acquisition amounted to approximately $8,070,000 and was recorded as acquired technology. No amounts have been paid or are payable to December 31, 2003 under the contingent consideration arrangement. On March 26, 2001, we sold Webhelp a perpetual license for a fixed number of users of our Wireless Internet Platform ("WIP") for a non-refundable fee based on commercial rates that were comparable to rates charged to other customers.

        In September 2001, in light of the restructuring of our business, we reviewed the carrying value of the WAEF technology and, accordingly, recorded a significant write-down (note 15(b)).

    (iii)
    Write-down of investments:

        During the year ended December 31, 2001, we realized losses on the sale of investments of $4,591,000 and recorded a provision of $9,975,000 against investments as our investments had experienced significant other than temporary declines in their values (note 15(b)).

7. Goodwill and other intangible assets:

2003	Gross	Accumulated amortization	Accumulated impairment charge	Net book value
Goodwill	$390,414	$81,745	$308,669	$—

Technology	$29,120	$15,810	$13,310	$—

2002	Gross	Accumulated amortization	Accumulated impairment charge	Net book value
Goodwill	$390,414	$81,745	$299,572	$9,097

Technology	$29,120	$12,342	$13,310	$3,468

        We recorded amortization of acquired technology of $3,468,000 in 2003, $4,418,000 in 2002 and $6,062,000 in 2001. We recorded impairment charges on our acquired technology and customer relationships in 2002 and 2001 (note 15(b)(i) and (ii)).

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired and until January 1, 2002, had been amortized on a straight-line basis over varying periods of up to five years. For the year ended December 31, 2003, we recorded amortization of goodwill of nil (2002—nil; 2001—$70,980,000). For the year ended December 31, 2003, we recorded an impairment charge of $9,097,000 related to goodwill (2002—nil, 2001—$299,572,000) (note 15(b)(i)).

8. Note payable:

        The note payable (bearing interest at 10% per annum) was repayable in monthly blended payments of $300,000 with the final payment made on February 1, 2003.

9. Shareholders' equity:

  (a)
  Common share issuances:

        2003:

        During 2003, we effected a 10 for 1 share consolidation. The historic common share numbers have been adjusted to reflect this consolidation.

        During 2003, we did not issue any common shares.

        2002:

        During 2002, we issued 101,169 common shares to the former shareholders of YRLess as settlement of a $1,414,000 obligation in accordance with the terms of the YRLess purchase agreement (note 3(b)(i)).

        2001:

        During 2001, in connection with the acquisition of TANTAU, we issued 1,711,987 common shares and 201,106 replacement common share purchase options with an aggregate value of approximately $398,349,000 of which $53,280,000 was recorded as deferred stock-based compensation (note 3(a)). In addition, we issued 101,699 common shares related to our investment in Webhelp and the acquisition of WAEF (note 6(c)(ii)) and 12,716 common shares related to the acquisition of YRLess (note 3(b)(i)).

  (b)
  Stock option plans:

  (i)
  Description of the Plans:

        We currently have a Canadian stock option plan, a U.S. stock option plan and a 2000 stock option plan (the "Plans"), each of which is intended to attract, retain and motivate employees, officers, directors and consultants. We also have two option plans that were adopted upon the acquisition of Ezlogin and TANTAU. The stock option committee, in conjunction with the compensation committee, determines, among other things, the eligibility of individuals to participate in the Plans and the term, vesting periods and the exercise price of options granted under the Plans. We no longer issue stock options under the Canadian, U.S., Ezlogin and TANTAU plans. We have reserved 1,050,000 common shares for issuance under the 2000 stock option plan.

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

        Under the Canadian and U.S. stock option plans, we have the right to repurchase options from optionees after termination of employment on certain terms. In 2003, we exercised our right to repurchase 94,157 options for nominal consideration.

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

        On June 16, 2000, we assumed the Ezlogin stock option plan in connection with our acquisition of Ezlogin. In aggregate, we assumed options to issue common shares of the Company totaling 9,180 to the Ezlogin option holders. There are no options outstanding under this plan and we do not plan to issue any additional options under the Ezlogin stock option plan. Instead, any of the former directors, officers, employees and consultants of Ezlogin will be issued options under the 2000 stock option plan.

        On January 17, 2001, we assumed the TANTAU stock option plan in connection with our acquisition of TANTAU. In aggregate, we assumed options to issue common shares of the Company totaling 187,999. We do not plan to issue any additional options under the TANTAU stock option plan. Instead, any of the former directors, officers, employees and consultants of TANTAU will be issued options under the 2000 stock option plan.

  (ii)
  Stock option exchange program:

        In January 2002, we initiated a voluntary stock option exchange program that allowed eligible employees the opportunity to exchange, on a one-for-one basis, certain stock options, with strike prices greater than U.S. $30.00 and Cdn. $47.50, for an equal number of new options to be granted on or after August 29, 2002. This program resulted in 140,363 options being tendered, accepted and cancelled. On August 29, 2002, we granted 117,917 options with an exercise price of U.S. $5.10 or Cdn. $8.00, the market price at that date. The new options are exercisable for a period of 10 years from the grant date and vest 25% immediately upon grant and 25% on each subsequent anniversary of the date of grant.

        We also granted options to purchase an aggregate of 268,154 common shares with an exercise price of U.S. $5.10 or Cdn. $8.00 to its directors, most of its officers and selected senior personnel, none of whom were eligible to participate in the voluntary stock option exchange program. The terms of the options are identical to the above mentioned options granted to eligible employees.

  (iii)
  Summary of options:

        A summary of the status of our outstanding options as at December 31, 2003 is as follows:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exerciseable	Weighted average exercise price
$—	$5.00	422,235	$3.32	9.1	52,743	3.38
5.01	10.00	202,415	5.76	8.6	103,996	5.91
10.01	20.00	20,265	16.40	6.7	17,467	17.07
20.01	50.00	5,518	33.69	6.8	5,443	33.85
50.01	100.00	19,143	77.00	7.3	10,958	79.94
100.01	600.00	54,613	242.93	7.0	22,063	301.87

		724,189	$24.62	8.5	212,670	$41.43

        The following table summarizes the continuity of options issued:

	Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding, beginning of year	748,408	$37.70	714,431	$134.85	397,352	$266.50
Granted	268,800	3.12	617,120	4.68	693,228	139.80
Exercised	—	—	(44,604)	5.30	(99,875)	10.40
Canceled	(293,019)	45.57	(538,539)	131.60	(276,274)	293.19

Outstanding, end of year	724,189	$24.62	748,408	$37.70	714,431	$134.85

Options exercisable, end of year	212,670	$41.43	234,586	$45.90	220,971	$89.22

  (iv)
  Deferred stock-based compensation:

        In the three years ended December 31, 2003, we recorded stock-based compensation expenses of $1,678,000 in 2003, $17,803,000 in 2002, and $47,169,000 in 2001. These amounts primarily relate to the amortization of the deferred stock based compensation arising on the business acquisitions made in 2001 including TANTAU, YRLess and Ezlogin (note 3).

        Effective January 1, 2003, we adopted, on a prospective basis, the fair value measurement for stock-based compensation. Under the fair value based method, compensation cost for option grants is measured at fair value at the date of grant and is expensed over the award's vesting period. The fair value of options issued in the year ended December 31, 2003 amounted to $564,000 and is being amortized as an expense over the vesting period of 4 years. The 2003 expense amounted to $62,000.

        For options issued prior to January 1, 2003, we are required to disclose the pro forma information as if we had accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method. The following table presents the required disclosure of pro forma earnings and earnings per share.

  (v)
  Pro forma stock option disclosure:

	2003	2002	2001
Loss for the year	$(28,327)	$(87,407)	$(554,204)
Compensation expense related to the fair value of stock options in excess of amounts recognized	(2,155)	(15,168)	(25,424)

Pro forma loss for the year	$(30,482)	$(102,575)	$(579,628)

Pro forma loss per share:
Basic and diluted	$(5.09)	$(17.26)	$(101.65)

        The fair value of each option granted in the three year-period to December 31, 2003 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 60% (2002—100%; 2001—240%), risk-free rate of return of 3.73% (2002—4.49%; 2001—4.64%) and an expected life of the option of five years.

        We have assumed no forfeiture rate, as adjustments for actual forfeitures are made in the year they occur. The weighted average grant date fair value of options issued in the year ended December 31, 2003 was $1.62 (2002—$3.50; 2001—$138.90).

10. Income taxes:

        The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes. The sources and tax effects of the differences are as follows:

	2003	2002	2001
Basic rate applied to loss before provision for income taxes	$(10,481)	$(34,089)	$(227,207)
Adjustments resulting from:
Effect of enacted tax rates on future tax asset	(5,509)	5,021	14,560
Foreign losses affected at lower rates	(619)	142	17,780
Expiry of tax losses	2,302	—	—
Effect of change in foreign rates on deductible for tax	(6,469)	—	—
Stock-based compensation not deductible for tax	582	5,342	14,165
Amortization and write-down of intangibles	3,514	—	159,104
Other	2,523	617	(6,392)

	(14,157)	(22,967)	(27,990)
Change in valuation allowance	14,157	22,967	27,990

Income taxes	$—	$—	$—

        Significant components of the Company's future tax assets are as follows:

	2003	2002
Research and development expenses deferred for income tax purposes	$3,265	$2,179
Net operating losses carried forward	65,245	52,230
Capital losses carried forward	6,384	6,146
Share issue costs	573	806
Fixed assets	6,816	7,120
Reserves	1,574	2,606

Future tax asset	83,857	71,087
Less:
Future tax liability related to acquired technology	—	1,387
Valuation allowance	83,857	69,700

	83,857	71,087

	$—	$—

        The net operating losses carried forward are subject to expiry if the Company does not utilize the losses prior to the taxation imposed date at which the losses expire. The year in which the losses expire depends upon the year in which the losses arose and the jurisdiction in which the losses were incurred. Of the $65,245,000 in future tax asset related to operating losses carried forward, the majority of the asset of approximately $41,100,000 does not begin to expire until 2019 and approximately $4,700,000 is not subject to expiry. The remaining balance of $19,445,000 expires as to approximately $1,600,000 in 2006, $8,600,000 in 2007, $5,445,000 in 2009 and $3,800,000 in 2010.

        In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment. In order to fully realize the future tax assets, the Company will need to generate future taxable income of approximately $222,380,000 prior to the expiration of the net operating losses carried forward. Due to the uncertainties related to the industry in which the Company operates, the tax benefit of the above carried forward amounts has been completely offset by a valuation allowance.

11. Lease commitments:

        Future minimum lease payments under non-cancelable operating leases for premises and equipment at December 31, 2003 are as follows:

2004	$519
2005	21

$540

        Rent expense for the year ended December 31, 2003 was $850,000 (2002—$3,655,000; 2001—$6,556,000). We are also responsible for certain common area costs at various leased premises.

        As part of the restructuring charge, we have recorded a liability of $140,000 (2002—$2,043,000) for future lease commitments for premises that we have vacated. The commitments for these leases have been excluded from the amounts in the table above. The liability has been estimated as the amount we are contractually obligated to pay related to vacated leased premises, less an estimated amount for potential sublease arrangements.

12. Segmented information:

        We operate in a single reportable operating segment, that is, the design and delivery of an internet infrastructure platform that enables financial institutions and other customers to deliver financial information and services to a range of internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services. Information about our geographical net revenue and assets is set forth below:

	2003	2002	2001
Net revenue by geographic locations:
North America	$10,615	$17,464	$31,962
Europe	1,417	2,030	6,617
Asia Pacific	823	1,234	5,238

	$12,855	$20,728	$43,817

	2003		2002
	Fixed assets	Goodwill and other intangible assets	Fixed assets	Goodwill and other intangible assets
North America	$359	$—	$596	$12,565
Europe	253	—	797	—
Asia Pacific	—	—	25	—

	$612	$—	$1,418	$12,565

        For the year ended December 31, 2003, one customer accounted for 52% of revenue. For the year ended December 31, 2002, three customers accounted for 28%, 20% and 16% of revenue. For the year ended December 31, 2001, two customers accounted for 10% and 11% of revenue.

        At December 31, 2003, two customers accounted for 50% and 17% of the accounts receivable balance. At December 31, 2002, two customers accounted for 40% and 20% of the accounts receivable balance.

13. Loss per share:

        Due to the net loss for all periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per share.

14. Supplemental disclosure of cash flow information:

        The following presents the supplemental disclosure of cash flow information:

	2003	2002	2001
Supplemental cash flow information:
Interest paid	$7	$211	$645
Interest received	281	1,346	8,270
Supplemental disclosure of non-cash financing and investing activities:
Net assets acquired from business acquisitions less cash acquired	—	—	(6,223)
Common shares and replacement common share purchase options issued:
Upon acquisition of TANTAU Software, Inc.	—	—	398,349
Common shares issued upon settlement of contingent consideration	—	1,414	1,330

15. Restructuring and other charges:

        For the years ended December 31, 2003, 2002 and 2001, we recorded charges for restructuring activities and the write-down of fixed assets, long-term investments, goodwill and other intangible assets.

  (a)
  Restructuring charges:

	Severance	Lease exit costs	Hosting exit costs	Write-down of inventory	Total
Provision, December 31, 2000	$—	$—	$—	$—	$—
Activity during the year:
Restructuring charges	8,888	7,600	—	—	16,488
Cash payments	(6,557)	—	—	—	(6,557)
Non-cash charges	—	(1,007)	—	—	(1,007)

Provision, December 31, 2001	$2,331	$6,593	$—	$—	$8,924
Activity during the year:
Restructuring charges	7,991	2,472	7,438	2,748	20,649
Cash payments	(9,355)	(6,957)	(4,951)	—	(21,263)
Non-cash charges	—	(580)	—	(2,748)	(3,328)

Provision, December 31, 2002	967	1,528	2,487	—	4,982
Activity during the year:
Restructuring charges	775	175	(900)	—	50
Cash payments	(1,450)	(1,563)	(996)	—	(4,009)

Provision, December 31, 2003	$292	$140	$591	$—	$1,023

        During 2003, we reduced our worldwide workforce by approximately 40 people and closed redundant facilities in an effort to reduce overall operating costs and to realign operating expenses and investments with a view to achieving operational profitability.

        During 2002, we reduced our worldwide workforce by approximately 198 people, closed redundant facilities, wrote down inventory assets that were no longer part of our future strategy and wrote down unused fixed assets. We realigned our workforce following this reduction to allow us to focus on delivering software applications and infrastructure software to MNO's while servicing our global installed base of financial services clients. In addition, as part of the restructuring, we formalized a three-year arrangement with Computer Sciences Corporation ("CSC"), an unrelated party, whereby CSC will provide application hosting services to support our current hosting agreements until such time as the agreements expire or are assigned to CSC. We do not intend to enter into any further hosting agreements and will promote CSC as the preferred supplier of such services.

        During 2001, we reduced our worldwide workforce by approximately 350 employees, closed redundant facilities and wrote down unused fixed assets in response to the slowdown in the demand for wireless solutions. We also recorded stock compensation expense in the amount of $3,625,000 related to the immediate recognition of deferred stock compensation for those employees whose stock options vested upon termination of employment. This amount has been included as part of "stock-based compensation" in the statements of operations.

  (b)
  Write-down of intangible assets, fixed assets and investments:

	2003	2002	2001
Goodwill	$9,097	$—	$299,572
Acquired technology	—	1,331	5,252
Other	—	—	9,909
WAEF technology	—	—	6,728

	$9,097	$1,331	$321,461

Fixed assets	$—	$6,293	$3,156

Long-term investments (note 6)	$—	$5,347	$9,975

    (i)
    2003 Goodwill write-down:

        As required by generally accepted accounting principles, we performed our annual impairment review of goodwill. The annual impairment review was performed on December 31, 2003 resulting in a reduction of $9,097,000 in the carrying value of goodwill.

        As we operate in one business segment and we have designated this business segment as our only reporting unit, we used a trailing average of our market capitalization to determine if there was an indication of impairment. As the trailing average market capitalization was less than the carrying value of our net assets, we performed a second test to assess the amount of the impairment. For purposes of performing this second step, the estimated fair value of the Company was allocated to all the assets and liabilities of the Company including those assets that may not have an accounting carrying value such as customer relationships, customer contracts, technology, and other intellectual property. This fair value allocation is performed in a manner similar to a business acquisition purchase price allocation. As a result of this assessment, we determined that the excess of the Company's estimated fair value over the carrying value of its net assets was attributable to its intangible assets, leaving no remaining value to be allocated to goodwill. As a result, the remaining goodwill was written-down to nil.

    (ii)
    2001 write-down:

        During 2001, we performed an assessment of the carrying values of intangible and other assets recorded in connection with our various acquisitions. The assessment was performed because a number of factors indicated that an impairment had arisen in the year ended December 31, 2001. The main indicators of impairment were the significant changes in valuations of companies in the technology sector, a reduction in the multiples used in valuing technology companies, such as revenue multiples, significant negative industry and economic trends impacting both our current operations and expected future growth rates, and decisions made by us related to the abandonment of certain acquired technology. Based on these factors, we concluded that a significant other than temporary impairment existed with respect to our intangible assets, primarily related to the goodwill and acquired technology associated with the acquisitions of Ezlogin, Spyonit and TANTAU.

        In quantifying the impairment charge, we compared the expected future cash flows of each acquisition, including terminal value, to the respective carrying value of the assets of the business. Variables in the cash flows included estimated revenue contribution to our overall revenues and estimated costs. The cash flow periods used ranged between three and five years, consistent with the useful life of the related asset acquired. The discount rate ranged between 15% and 20% and was based on the risk-free rate, adjusted for risk factors of the acquired company.

        As a result of our review, we determined that the carrying values of the acquired businesses were not fully recoverable. Accordingly, we recorded a $321,461,000 write-down of intangible and other assets based on the amount by which the carrying amount of the intangible and other assets exceeded the fair value calculated as described in the preceding paragraph. The goodwill and intangible assets write-down related to the goodwill and intangible assets that arose in the business acquisitions that we acquired primarily through the issuance of shares and replacement options which were valued, for accounting purposes, on the respective dates of the acquisition which were significantly higher than our share trading price at the time of determining the existence of an impairment.

    (iii)
    Investments:

        For the years ended December 31, 2002 and 2001, we performed reviews of our investments. Due to adverse changes in operating market conditions, several of our investments in other companies have experienced a significant other than temporary decline in their values. In order to determine the amount of the write-down, we assessed the fair market value of our investments and compared it to the investments' carrying values. The fair market values of these investments was determined based on a combination of the following: (a) if public, recent trading prices and the trend in trading prices; (b) values indicated by recent rounds of financing in the investee company; (c) valuations performed by the investee company or venture capitalists if the investee company is seeking a round of financing; and (d) changes in the market value of the investment relative to industry indices. The 2002 charge brought the value of investments on the consolidated balance sheet to nil.

    (iv)
    Fixed assets:

        In connection with our restructuring activities and rationalization of premises, we have recorded write-downs of fixed assets representing abandoned and liquidated assets at amounts lower than carrying values.

16. Guarantees:

  (a)
  General indemnities:

        In the normal course of operations, we provide indemnification agreements to counterparties in transactions such as purchase contracts, service agreements, and leasing transactions. These indemnification agreements sometimes require us to compensate the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay to counterparties. Historically, we have not made any significant payments under such indemnification. No amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

  (b)
  Product warranties:

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

  (c)
  Letters of credit:

        At December 31, 2003, we have one outstanding letter of credit in the amount of $198,000 to secure Company credit cards. At December 31, 2002, we had one outstanding letter of credit in the amount of $962,000 to secure a lease payment due in January of 2003. During 2003, we entered into other letters of credit to secure future payments related to insurance premiums and deferred consideration. These were discharged upon payment of the amounts due. The letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

17. Contingent liabilities:

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

        The amended complaint in the IPO Allocation Litigation names as defendants, in addition to the Company, some former directors and officers of the Company (the "Individual Defendants") and certain underwriters of the Company's initial public offering of securities (the "Underwriter Defendants"). In general, the amended complaint alleges that the Underwriter Defendants: (1) allocated shares of the Company's offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company's initial public offering to certain of the Underwriter Defendants' customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The amended complaint also alleges that the Company and the Individual Defendants failed to disclose these facts and that the Company and the Individual Defendants were aware of, or disregarded, the Underwriter Defendants' conduct. In October 2002, the Individual Defendants were dismissed from the IPO Allocation Litigation without prejudice.

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

        If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Allocation Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the IPO Allocation Litigation.

18. Canadian and U.S. accounting policy differences:

        Our financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as applied in Canada, which conform in all material respects with generally accepted accounting principles in the United States, except as noted below.

  (a)
  Statement of comprehensive income:

        U.S. GAAP requires the disclosure of a statement of comprehensive income. Comprehensive income generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders.

	2003	2002	2001
Loss based on Canadian GAAP and U.S. GAAP	$(28,327)	$(87,407)	$(554,204)
Other comprehensive income, net of income taxes:
Unrealized holding gains (losses) arising during the year	—	—	—
Realized gains included in income	—	—	(3,500)
Cumulative translation adjustment	76	9	(52)

Comprehensive loss based on U.S. GAAP	$(28,251)	$(87,398)	$(557,756)

        In 2000, we made an investment in a publicly traded entity that we classified as an available-for-sale security. Under U.S. GAAP, we would record the investment at fair value, and record any unrealized gain or loss as a separate component of stockholders' equity. As at December 31, 2000 this would have resulted in investments and stockholders' equity on the balance sheet being increased by $3,500,000 and a separate caption in stockholders' equity entitled "accumulated other comprehensive income" with a balance of $3,500,000. As we sold the investment in 2001, the comprehensive income was appropriately adjusted to reflect the disposition.

  (b)
  Other disclosures:

        Included in accrued liabilities at December 31, 2003 is a restructuring provision of $1,023,000 (2002—$4,982,000).

        Included in sales and marketing expenses is nil (2002—$150,000; 2001—$925,000) of bad debt expenses.

QuickLinks

Documents Incorporated by Reference
INDEX 724 SOLUTIONS INC. ANNUAL REPORT ON FORM 10-K
RISK FACTORS
SIGNATURES
AUDITORS' REPORT TO THE SHAREHOLDERS
724 SOLUTIONS INC. CONSOLIDATED BALANCE SHEETS (In thousands of U.S. dollars) December 31, 2003 and 2002
724 SOLUTIONS INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of U.S. dollars, except per share amounts) Years ended December 31, 2003, 2002 and 2001
724 SOLUTIONS INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands of U.S. dollars, except number of shares and per share amounts) Years ended December 31, 2003, 2002 and 2001
724 SOLUTIONS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of U.S. dollars) Years ended December 31, 2003, 2002 and 2001
724 SOLUTIONS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Tabular amounts in thousands of U.S. dollars, except per share amounts) Years ended December 31, 2003, 2002 and 2001