Form 10-Q
period 2004-03-31
724 SOLUTIONS INC
filed 2004-05-06
CIK 1097641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-31146

724 SOLUTIONS INC.

(Exact Name of Registrant as Specified in its Charter)

Ontario (State or Other Jurisdiction of Incorporation or Organization)	Inapplicable (I.R.S. Employer Identification No.)	93101 (Zip Code)

1221 State Street, Suite 200, Santa Barbara, CA
(Address of Principal Executive Office)

(805) 884-8308
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

Yes	☒	No	☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Common Shares, no par value — 5,983,349 shares outstanding as of May 3, 2004
(together with associated rights to purchase additional Common Shares)

724 SOLUTIONS INC.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

724 SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)
March 31, 2004 and December 31, 2003

	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 2)	$11,100	$13,436
Short-term investments (note 2)	—	1,748
Restricted cash (note 2)	190	198
Accounts receivable — trade, net of allowance of $60 (2003 — $60)	2,624	2,297
Prepaid expenses and other receivables	868	648

	14,782	18,327
Fixed assets	429	612

	$15,211	$18,939

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$277	$411
Accrued liabilities	4,961	3,402
Deferred revenue	326	410

	5,564	4,223
Shareholders' equity:
Share capital (note 4):
Authorized:
Unlimited common shares
Unlimited preferred shares
Issued and outstanding:
5,983,349 common shares
(December 31, 2003 — 5,983,349)	764,508	764,508
Contributed surplus	79	62
Accumulated deficit	(755,001)	(749,887)
Cumulative translation adjustment	61	33

	9,647	14,716
Contingent liabilities (note 8)

	$15,211	$18,939

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars)

Three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Revenue:
Product	$1,761	$2,010
Services	1,240	1,505

	3,001	3,515
Operating expenses:
Cost of revenue	1,528	1,574
Research and development	2,089	2,950
Sales and marketing	1,379	2,192
General and administrative	833	945
Stock-based compensation:
Cost of revenue	2	8
Research and development	4	529
Sales and marketing	4	112
General and administrative	7	115
Depreciation	185	359
Amortization of intangible assets	—	1,156
Restructuring costs (note 5)	2,100	—

	8,131	9,940

Loss from operations	(5,130)	(6,425)
Interest income	16	93

Loss for the period	$(5,114)	$(6,332)

Basic and diluted loss per share	$(0.85)	$(1.06)

Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of U.S. dollars, except share amounts)

Three months ended March 31, 2004 and 2003
(unaudited)

	Common shares
				Deferred stock-based compensation related to stock options
			Contributed Surplus		Accumulated deficit	Cumulative translation adjustment	Total shareholders' equity
	Number	Amount
Balances
December 31, 2002	5,983,349	$764,508	$—	$(1,616)	$(721,560)	$(43)	$41,289
Loss for the period	—	—	—	—	(6,332)	—	(6,332)
Cumulative translation adjustment	—	—	—	—	—	74	74
Amortization of deferred stock-based compensation	—	—	—	764	—	—	764

Balances, March 31, 2003	5,983,349	764,508	$—	$(852)	$(727,892)	$31	$35,795

Balances
December 31, 2003	5,983,349	$764,508	$62	$—	$(749,887)	$33	$14,716
Loss for the period	—	—	—	—	(5,114)	—	(5,114)
Cumulative translation adjustment	—	—	—	—	—	28	28
Contributed surplus	—	—	17	—	—	—	17

Balances, March 31, 2004	5,983,349	764,508	$79	$—	$(755,001)	$61	$9,647

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

Three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from (used in) operating activities:
Loss for the period	$(5,114)	$(6,332)
Items not affecting cash:
Depreciation and amortization	185	1,515
Stock-based compensation	17	764
Other non-cash items	28	(61)
Change in operating assets and liabilities:
Accounts receivable	(327)	(665)
Prepaid expenses and other receivables	(220)	(288)
Accounts payable	(134)	(280)
Accrued liabilities	1,559	(1,729)
Deferred revenue	(84)	83

Net cash flows used in operating activities	(4,090)	(6,993)
Cash flows from (used in) financing activities:
Principal repayment of note payable	—	(600)

Net cash flows from (used in) financing activities	—	(600)
Cash flows from (used in) investing activities:
Purchase of fixed assets	(2)	(70)
Sale of short-term investments, net	1,748	12,704
Restricted cash	8	(925)

Net cash flows from investing activities	1,754	11,709

Increase (decrease) in cash and cash equivalents	(2,336)	4,116
Cash and cash equivalents, beginning of period	13,436	19,129

Cash and cash equivalents, end of period	$11,100	$23,245

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

        The consolidated financial statements are stated in U.S. dollars, except as otherwise noted. They have been prepared in accordance with Canadian generally accepted accounting principles, which conform, in all material respects, to U.S. generally accepted accounting principles. The interim financial statements follow the same accounting policies and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2003 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on April 1, 2004 and with the Securities and Exchange Commission on Form 10-K filed on March 22, 2004.

        The information furnished for the three months ended March 31, 2004 and March 31, 2003 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

        We have entered into letters of credit in the amount of $190,000 (December 31, 2003 — $198,000) to guarantee future payments. Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

3.     SEGMENTED INFORMATION:

        We operate in a single reportable operating segment, that is, the design and delivery of an Internet infrastructure platform and related applications that enable mobile network operators and other customers to deliver information and services to a range of Internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services.

        Geographic revenue distribution:

	March 31, 2004	March 31, 2003
North America	$2,680	$3,097
Europe	234	298
Asia Pacific	87	120

	$3,001	$3,515

        In the three months ended March 31, 2004, one customer accounted for 73% of revenue. In the three months ended March 31, 2003, three customers accounted for 40%, 27% and 13% of revenue.

        At March 31, 2004, one customer accounted for 68% of accounts receivable. At March 31, 2003, three customers accounted for 42%, 18% and 17% of accounts receivable.

        Geographic asset distribution:

	March 31, 2004	March 31, 2003
North America	$315	$359
Europe	114	253

	$429	$612

4.     SHARE CAPITAL:

(a)
Reverse stock split

        On April 24, 2003, our shareholders approved a ten for one reverse stock split of the Company's common shares. As a result, the historic number of shares, historic loss per share and the weighted average number of shares used in compiling basic and diluted loss per share have been restated for all periods presented to reflect the reverse stock split.

(b)
Stock options:

        At March 31, 2004, and December 31, 2003, there were options outstanding to acquire 662,427 and 724,189 of our common shares, respectively.

        The following table summarizes our options as of March 31, 2004:

(c)
Loss per share:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exercisable	Weighted average exercise price
$—	$5.00	411,429	$3.29	8.9	50,193	$3.48
5.01	10.00	190,089	5.66	8.3	98,233	5.82
10.01	20.00	20,265	16.24	6.5	17,505	16.94
20.01	50.00	5,518	33.60	6.6	5,443	33.76
50.01	100.00	8,868	75.10	6.9	5,421	79.69
100.01	600.00	26,258	220.92	6.8	15,785	233.51

		662,427	$14.21	8.5	192,670	$27.85

        We have excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.

(d)
Pro forma disclosure for stock-based compensation and other stock-based payments:

        Effective January 1, 2003, we adopted, on a prospective basis, the fair value measurement for stock-based compensation. Under the fair value based method, compensation cost for option grants is measured at fair value at the date of grant and is expensed over the award's vesting period. The fair value of options issued in the three months ended March 31, 2004 was $26,000, while the fair value of options issued in the three months ended March 31, 2003 was $16,000. These amounts are being amortized as expenses over the vesting period of 4 years.

        The fair value of each option granted in the three months ended March 31, 2004 was estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, expected volatility of 60% (2003 — 60%), risk-free rate of interest of 3.41% (2003 — 4.31%) and an expected life of the option of five years.

        We have assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period in which they occur. The weighted average grant date fair value of options issued in the three months ended March 31, 2004 was $1.83 (2003 — $2.45).

        In the three months ended March 31, 2003, we recorded stock-based compensation expenses of $764,000 related to the amortization of the deferred stock based compensation arising on the business acquisitions made in 2001.

        For options issued prior to January 1, 2003, we are required to disclose the pro forma information as if we had accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method. The following table presents the required disclosure of pro forma earnings and earnings per share.

	March 31, 2004	March 31, 2003
Loss for the period	$(5,114)	$(6,332)
Compensation expense related to the fair value of stock options in excess of amounts recognized	(3)	(640)

Pro forma loss for the period	$(5,117)	$(6,972)

Pro forma loss per share:
Basic and diluted	$(0.86)	$(1.17)

        The fair value of each option granted prior to January 1, 2003, was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in the notes to our annual consolidated financial statements.

5.     RESTRUCTURING CHARGES:

        We recorded a restructuring charge of $2.1 million in the three months ended March 31, 2004, related to the termination of approximately forty employees and the consolidation of facilities. Changes to our restructuring reserve in the three months ended March 31, 2004 and 2003, are set out below.

        Three months ended March 31, 2003

	Severance costs	Lease exit costs	Hosting exit costs	Total
Provision, December 31, 2002	$967	$1,528	$2,487	$4,982
Activity during the period ended March 31, 2003
Cash payments	(491)	(1,012)	(147)	(1,650)

Provision, March 31, 2003	$476	$516	$2,340	$3,332

        Three months ended March 31, 2004

	Severance costs	Lease exit costs	Hosting exit costs	Total
Provision, December 31, 2003	$292	$140	$591	$1,023
Activity during the period ended March 31, 2004
Restructuring charges	1,600	500	—	2,100
Cash payments	(15)	(102)	(165)	(282)

Provision, March 31, 2004	$1,877	$538	$426	$2,841

6.     STATEMENT OF COMPREHENSIVE LOSS:

        Comprehensive loss generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders.

	March 31, 2004	March 31, 2003
Loss for the period	$(5,114)	$(6,332)
Other comprehensive loss, net of income taxes:
Cumulative translation adjustment	28	74

Comprehensive loss based on U.S. GAAP	$(5,086)	$(6,258)

7.     GUARANTEES:

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

(c)
Letters of credit:

        At March 31, 2004, we had one outstanding letter of credit in the amount of $190,000 to secure Company credit cards. At December 31, 2003, we had one outstanding letter of credit in the amount of $198,000 to secure Company credit cards. Letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

8.     CONTINGENT LIABILITIES:

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

724 Solutions Inc. is a leading provider of next-generation IP-based network and data services. We were incorporated in 1997, and in 1999 we introduced our initial products and solutions for the financial services industry ("FI"). In 2001, we began offering our products to mobile network operators ("MNO's").

During 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably and that such organizations would remain conservative about this type of investment for the foreseeable future. At the same time, our analysis indicated that the opportunity in the MNO sector was potentially larger and also likely to develop sooner. We, therefore, made the decision to principally focus on the MNO market, with a corresponding diminished focus on the delivery of financial services applications.

Accordingly, we made the decision to adjust the size of the investment that we were making in each of these two market segments; substantially reducing the level of investment for the FI market, while bolstering that for the MNO market. We continue to monitor our cost structure to ensure that the investments we make on a product-by-product basis are appropriate to the revenue opportunities that we believe exist.

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

724 Solutions designed the X-treme Mobility Suite ("XMS") of products to address the challenges that mobile operators face in deploying next-generation data networks. Our XMS gateway products enable mobile operators to implement solutions based on emerging open standards technologies including WAP 2.0, MMS, SMS and J2ME. XMS application enablers support a wide variety of commerce initiatives and third party content initiatives. The X-treme Mobility Suite provides the flexibility, scalability and total cost of ownership metrics that help ensure both the short-term and long-term success of next-generation mobile data networks.

Our customers currently include leading mobile network operators. With our corporate office in Santa Barbara, California, we have development and sales offices around the world, including Hong Kong, Switzerland, Germany, Toronto, the United Kingdom and the United States.

DEVELOPMENTS IN THE FIRST QUARTER OF 2004

RESTRUCTURING AND OTHER CHARGES

In the first quarter of 2004, we carried out certain cost reduction initiatives. These efforts were implemented in order to reduce our overall operating costs and to realign our operating expenses and investments, with a view to achieving operational profitability. We reduced our worldwide work force by approximately 40 people and consolidated facilities. As a result of these transactions, we recorded $2.1 million in restructuring charges related to severance and lease exit costs (see note 5 to our consolidated financial statements).

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

Typically, software license agreements are multiple element arrangements that include related maintenance and implementation fees. Accordingly, the fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of fair value ("VSOE") of each element. For those contracts for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, if we have VSOE for all undelivered elements (typically, services and maintenance) we can record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

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

  •
  Variable License Fee Arrangement — a variable license fee based on the numbers of users in a period. Revenue is recognized on an ongoing basis and will vary with the number of our customers' end users.

  •
  Reseller Arrangement — the reseller typically pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These principles conform in all material respects with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

In the three months ended March 31, 2004, product revenue decreased to $1.8 million, from $2.0 million, including $860,000 related to a contract cancellation, for the same period in 2003. As indicated in the Overview section, we have increased our focus on MNO's through our XMS suite of products while we have reduced our focus on the financial services industry. Product revenue from our XMS suite of products increased to $1.7 million for the three months ended March 31, 2004, from $1.1 million for the same period of 2003. Product revenue from the financial services industry decreased to $100,000 for the three months ended March 31, 2004 from $900,000 for the same period in 2003.

SERVICE REVENUE

Service revenue decreased to $1.2 million for the three months ended March 31, 2004, from $1.5 million for the same period in 2003. The decrease was a result of changing our customer focus to MNO's and our product focus to the XMS suite of products. Service revenue from our XMS suite of products increased to $930,000 for the three months ended March 31, 2004, from $345,000 for the same period of 2003. Service revenue from the financial services industry decreased to $310,000 for the three months ended March 31, 2004, from $1.2 million for the same period in 2003.

OPERATING EXPENSES

COST OF REVENUE

Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training and implementation, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.

Cost of revenue was $1.5 million for the three months ended March 31, 2004, compared to $1.6 million for the same period in 2003. COR decreased because the projects completed in the three months ended March 31, 2004 tended to be narrower in scope than those completed in the same period in 2003. Cost of revenue, as a percentage of revenue, was 51% for the three months ended March 31, 2004, compared to 45% for the same period in 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses and allocated operating expenses.

Research and development (R&D) decreased to $2.1 million for the three months ended March 31, 2004, compared to $3.0 million for the same period in 2003. The decrease is a result of our restructuring initiatives through which we have reduced our R&D headcount and developed a more streamlined, integrated and focused product road map that reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 70% for the three months ended March 31, 2004, compared to 84% for the same period in 2003.

SALES AND MARKETING

Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing (S&M) expenses were $1.4 million for the three months ended March 31, 2004, compared to $2.2 million for the same period in 2003. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 46% for the three months ended March 31, 2004, compared to 62% for the same period in 2003.

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

Our G&A expenses decreased to $833,000 for the three months ended March 31, 2004, compared to $945,000 for the same period in 2003. The decrease in G&A expenses reflects our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient in order to support our business in the current market environment. G&A expense, as a percentage of revenue, was 28% for the three months ended March 31, 2004, compared to 27% for the same period in 2003.

DEPRECIATION AND AMORTIZATION

Depreciation expense was $185,000 in the three months ended March 31, 2004, compared to $359,000 for the same period in 2003. The decrease is a result of the decommissioning of redundant fixed assets and reductions in our capital expenditure budgets as part of our restructuring initiatives.

Amortization expense was nil for the three months ended March 31, 2004, compared to $1.2 million for the same period in 2003. The amortization expense in 2003 represented the amortization of acquired technology, which was amortized over a period of two to five years. At March 31, 2004, the carrying value of acquired technology was nil.

STOCK-BASED COMPENSATION

Prior to January 1, 2003, we applied the fair value based method of accounting prescribed by CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments ("HB3870"), only to employee stock appreciation rights, and applied the intrinsic method of accounting to employee stock options. Under the intrinsic method, deferred stock-based compensation is recorded if, on the date of grant of the stock option to an employee, the current market value of the underlying common share exceeds the exercise price per share.

The CICA Accounting Standards Board has amended HB3870 to require entities to account for employee stock options using the fair value based method beginning January 1, 2004, and encouraged companies to adopt early in 2003. We chose to early adopt the fair value based method on a prospective basis in 2003 under both HB3870 in Canada and FAS148 for US GAAP reporting.

Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting period. In accordance with the prospective transitional option permitted under amended HB3870 and FAS148, we retroactively applied the fair value based method to all employee stock options granted on or after January 1, 2003. Since the total stock option expense for 2003 using the fair value based method was only $62,000, we have determined that it is not necessary to restate our 2003 quarterly results.

Historically, our stock-based compensation has primarily represented the amortization of deferred stock-based compensation recorded as a result of assuming, through acquisitions, stock option plans that included unvested options and common shares. This stock-based compensation was amortized on a straight-line basis over the vesting period of these options, and was fully amortized by June 30, 2003.

Stock-based compensation decreased to $17,000 for the three months ended March 31, 2004, compared to $764,000 for the same period in 2003. The 2004 expense relates to the amortization of the fair value of stock options granted since January 1, 2003, while the 2003 expense relates to deferred stock compensation associated with acquisitions.

RESTRUCTURING COSTS

In the period ending March 31, 2004, we recorded a restructuring charge of $2.1 million, including $1.6 million related to severances and $500,000 related to lease exit costs, as we reduced our worldwide work force by approximately 40 people and consolidated facilities. These efforts were implemented in order to reduce our overall operating costs and to realign our operating expenses and investments with a view to achieving operating profitability. There was no restructuring charge in the same period of 2003. We continue to evaluate our costs on an ongoing basis.

Included in our "Accrued Liabilities" as at March 31, 2004, is approximately $2.8 million in restructuring reserve. This includes severance costs of just under $1.9 million, lease exit costs of $538,000 and hosting exit costs of $426,000. See note 5 to our consolidated financial statements for further details.

NET LOSS

Our net loss decreased to $5.1 million for three months ended March 31, 2004, including the $2.1 million restructuring charge, compared to $6.3 million for the same period in 2003. Our net loss has decreased due to a number of factors. Intangible assets and deferred stock compensation related to acquisitions were completely amortized by the end of 2003 and depreciation expense decreased in the three months ended March 31, 2004, compared to the same period in 2003. In addition, our restructuring initiatives have resulted in significantly lower operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $4.1 million for the three months ended March 31, 2004, compared to $7.0 million for the same period in 2003, as we have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for the three months ended March 31, 2004 consisted of our net loss of $5.1 million, offset by non-cash items, specifically depreciation of $185,000 and stock-based compensation of $17,000 and net working capital items of $800,000.

Cash flows from (used in) financing activities was nil for the three months ended March 31, 2004, compared to a use of $600,000 for the same period in 2003. The $600,000 was in connection with the final two payments of a note payable.

Cash used for investing activities, excluding the sale (purchase) of short-term investments and restricted cash changes was $2,000 in the three months ended March 31, 2004, compared to $70,000 in the same period in 2003.

Total cash used, excluding the sale (purchase) of short-term investments and restricted cash changes, was $4.1 million for the three months ended March 31, 2004, compared to $7.7 million in the same period in 2003. This reduction was mainly due to our significantly lower operating costs.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — CANADA AND UNITED STATES

On March 21, 2003, the Emerging Issues Committee ("EIC") of The Canadian Institute of Chartered Accountants ("CICA") issued Abstract No. 134 ("EIC-134" or the "Abstract"), Accounting for Severance and Termination Benefits. EIC 134 addresses the different accounting treatments of the various types of severance and termination benefits related to the termination of employees' services prior to normal retirement. Termination benefits paid to employees who are required to work for a minimum period, in excess of the legal notification period, in order to earn the benefits, are deemed to be stay bonuses and are to be accrued over the work period. In contrast, under previous guidance, a liability was recognized for termination benefits when management committed to a termination plan. EIC-134 has been applied prospectively to termination benefits relating to exit or disposal activities initiated after March 31, 2003. There is no impact of EIC-134 on our consolidated financial statements.

On December 17, 2003, the Emerging Issues Committee of The Canadian Institute of Chartered Accountants issued Abstract No. 141 ("EIC-141"), Revenue Recognition and Abstract No. 142 ("EIC-142"), Revenue Arrangements with Multiple Deliverables. EIC-141 incorporates the principles and summarizes the guidance in the SEC's SAB 101 and 104, Revenue Recognition in Financial Statements. The EIC is of the opinion that this abstract provides appropriate interpretive guidance on the application of existing standards on revenue. EIC-142 is consistent with US GAAP literature EITF 00-21 and addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Both EIC-141 and EIC-142 may be applied prospectively, and should be applied to sales transactions recognized and revenue arrangements with multiple deliverables entered into in the first interim or annual period beginning on or after December 17, 2003. Adoption of these standards is not expected to have a material impact on our consolidated financial statements.

In July 2003, the CICA issued Handbook Section 1100, "Generally Accepted Accounting Principles." This section establishes standards for financial reporting in accordance with Canadian GAAP. It describes what constitutes Canadian GAAP and its sources. This section provides guidance on sources to consult when selecting accounting policies and determining appropriate disclosures when the primary source of Canadian GAAP is silent. This standard is effective for the 2004 fiscal year and is not expected to have a material impact on our consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires certain disclosures to be made by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002 about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of certain guarantees, that is, it requires the recognition of a liability for the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. There was no impact on our financial statements on the adoption of this standard other than added disclosures in note 4(d).

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

GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS

Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within the wireless market, our primary target markets of mobile network operators and financial institutions. As economic activity slowed in these markets beginning in 2001, our customers began deferring their spending on our products and our revenues began to decline. Our sales cycle has lengthened significantly as potential customers have reduced their spending commitments and their willingness to make investments in new wireless services. Moreover, adoption of wireless services has not proceeded as rapidly as we previously anticipated. If general economic conditions are adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, and our revenue may decrease further.

ENTERING NEW MARKETS

We have made mobile network operators an important focus of our activities. In order to encourage these potential customers to adopt and implement our solutions, we may incur higher costs than we have in the past, and we may not be able to attract a large number of these customers. In the three months ended March 31, 2004, 73% of our revenue was derived from one North American MNO. Mobile network operators may not be successful in rolling out our services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry, may increase our expenses and may damage our reputation.

COMPETITIVE LANDSCAPE

Many of our competitors are significantly larger than us in terms of revenue, marketing and research and development expenditures and numbers of employees in their sales, services and support organizations. The competitors we face on our X-treme Mobility Suite ("XMS") sales opportunities include Nokia, Ericsson, Comverse, Alcatel and Openwave. Our success is dependent on our ability to win our share of these opportunities against these larger competitors. Many of these competitors are able to bundle other products (including handsets and/or network equipment) into sales of competitive products, which they might argue reduces risk to their customers. Also, consolidation of mobile network operators increases the competition among our competitors and us.

INTERNATIONAL MARKETS

In December 2000, we first recognized revenues from sales in international markets. We had expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly outside North America. However, some key countries in these regions experienced decreasing economic activity, and our sales to these regions declined beginning in the third quarter of 2001. This trend has not reversed to date and it may not reverse in 2004 or thereafter, resulting in us not being able to increase our customer base, and accordingly, limited growth from these markets.

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

INVESTMENTS IN OTHER COMPANIES & NEW TECHNOLOGIES

Because of the continuing volatility in the financial markets, as well as other factors, we may limit equity investments in other companies and the purchase of new technologies during the next few fiscal quarters, and possibly longer. As a result, we may not take advantage of investment opportunities that could provide us significant financial benefits, or that could provide us with the opportunity to build relationships with other companies in our industry and target markets.

RECEIVABLES

A significant portion of our receivables is derived from customers in foreign countries. Due to varying economic conditions and business practices in these countries, our collections cycle from these customers may be longer than with our North American customers. In the event of adverse economic conditions, there will be a greater risk that our customers will have difficulties in paying us in accordance with the terms of their contracts, and our risk of bad debt may increase substantially.

EMPLOYEES

Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. However, if our workforce is not properly sized to meet our operating needs, our ability to achieve and maintain profitability is likely to suffer. As indicated in this report, we have substantially reduced the number of our employees. This means that we use a smaller number of employees to conduct some of the operations that were previously performed by a larger workforce, which could cause disruption of our business. In addition, the morale of our current employees may have been adversely affected by previous workforce reductions, impacting performance. Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these staffing reductions.

GROSS MARGINS

We believe that certain factors in the current market may contribute to the risk that our gross margins will decrease in future fiscal quarters. We may have to lower our prices in order to accommodate our customers. In addition, many of our customers are reluctant to make a commitment to pay large upfront license fees, which could also cause our revenues to decrease. With a greater percentage of our revenues coming from services, if we are not successful in reducing our costs of sales, and our customers continue to purchase licenses on an as-needed basis, we will experience a decrease in our gross margins.

LITIGATION

The Company and certain of its former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

IMPACT OF INTEREST RATE EXPOSURE

As of March 31, 2004, we had approximately $11.3 million in cash, cash equivalents, short-term investments and restricted cash of which $200,000 consisted of short-term investments. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is sensitive to changes in the level of prevailing interest rates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar. In the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three months ended March 31, 2004, we incurred realized and unrealized foreign currency losses relating to the translation of our non-US denominated monetary assets and liabilities of approximately $39,000.

Item 4.    Controls and Procedures

Prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

(b)   Reports on Form 8-K:

        During the period covered by this Report, the Company furnished one report on Form 8-K:

        January 28, 2004: reporting the Company's results of operations for the three months and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ JOHN J. SIMS John J. Sims	Chief Executive Officer (principal executive officer)	May 5, 2004
/s/ GLENN BARRETT Glenn Barrett	Chief Financial Officer (principal financial and accounting officer)	May 5, 2004

QuickLinks

724 SOLUTIONS INC.
Table of Contents
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  DEVELOPMENTS IN THE FIRST QUARTER OF 2004
  REVENUE RECOGNITION
  SERVICE REVENUE
  REVENUE
  OPERATING EXPENSES
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
SIGNATURES