Form 10-Q
period 2004-06-30
724 SOLUTIONS INC
filed 2004-08-11
CIK 1097641

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2004.

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-31146

724 SOLUTIONS INC.
(Exact Name of Registrant as Specified in its Charter)

Canada (State or Other Jurisdiction of Incorporation or Organization)	Inapplicable (I.R.S. Employer Identification No.)
1221 State Street, Suite 200 Santa Barbara, CA (Address of Principal Executive Office)	93101 (Zip Code)
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

Yes  ☐                   No  ☒

Common Shares, no par value — 5,983,349 shares outstanding as of August 6, 2004
(together with associated rights to purchase additional Common Shares)

724 SOLUTIONS INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

724 SOLUTIONS INC.
Consolidated Balance Sheets

(In thousands of U.S. dollars)
June 30, 2004 and December 31, 2003

	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 2)	$14,174	$13,436
Short-term investments (note 2)	1,500	1,748
Restricted cash (note 2)	190	198
Accounts receivable — trade, net of allowance of $31 (2003 — $60)	2,505	2,297
Prepaid expenses and other receivables	734	648

Total current assets	19,103	18,327
Deferred charges (note 3)	345	—
Fixed assets	891	612

Total assets	$20,339	$18,939

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$541	$411
Accrued liabilities	2,691	3,402
Deferred revenue	344	410

Total current liabilities	3,576	4,223
Long-term liabilities	188	—
Notes payable (note 3)	8,000	—

Total liabilities	11,764	4,223
Shareholders' equity:
Share capital (note 5):
Authorized:
Unlimited common shares
Unlimited preferred shares
Issued and outstanding:
5,983,349 common shares (December 31, 2003 — 5,983,349)	764,508	764,508
Contributed surplus	112	62
Accumulated deficit	(756,146)	(749,887)
Accumulated other comprehensive income	101	33

Total shareholders' equity	8,575	14,716
Contingent liabilities (note 9)

Total liabilities and shareholders' equity	$20,339	$18,939

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations

(In thousands of U.S. dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
Product	$1,930	$1,635	$3,691	$3,645
Services	1,119	1,375	2,359	2,880

	3,049	3,010	6,050	6,525
Operating expenses:
Cost of revenue	1,537	1,422	3,065	2,996
Research and development	1,433	2,555	3,522	5,505
Sales and marketing	1,197	2,165	2,576	4,357
General and administrative	755	1,291	1,588	2,236
Depreciation	120	203	305	562
Amortization of intangible assets	—	1,156	—	2,312
Stock-based compensation:
Cost of revenue	3	—	5	8
Research and development	9	682	13	1,211
Sales and marketing	7	170	11	282
General and administrative	14	—	21	115
Restructuring costs (note 6)	(900)	300	1,200	300

	4,175	9,944	12,306	19,884

Loss from operations	(1,126)	(6,934)	(6,256)	(13,359)
Interest income (expense)	(19)	85	(3)	178

Loss for the period	$(1,145)	$(6,849)	$(6,259)	$(13,181)

Basic and diluted loss per share	$(0.19)	$(1.14)	$(1.05)	$(2.20)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,983

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders' Equity

(In thousands of U.S. dollars, except number of common shares)
Six months ended June 30, 2004 and 2003
(Unaudited)

	Common shares			Deferred stock-based compensation related to stock options
			Contributed Surplus		Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Number	Amount
Balances
December 31, 2002	5,983,349	$764,508	$—	$(1,616)	$(721,603)	$(43)	$41,246
Loss for the period	—	—	—	—	(13,181)	—	(13,181)
Cumulative translation adjustment	—	—	—	—	—	94	94

Comprehensive loss							(13,087)

Amortization of deferred stock-based compensation	—	—	—	1,616	—	—	1,616

Balances, June 30, 2003	5,983,349	$764,508	$—	$—	$(734,784)	$51	$29,775

Balances
December 31, 2003	5,983,349	$764,508	$62	$—	$(749,887)	$33	$14,716
Loss for the period	—	—	—	—	(6,259)	—	(6,259)
Cumulative translation adjustment	—	—	—	—	—	68	68

Comprehensive loss							(6,191)

Amortization of stock-based compensation	—	—	50	—	—	—	50

Balances, June 30, 2004	5,983,349	$764,508	$112	$—	$(756,146)	$101	$8,575

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Loss for the period	$(1,145)	$(6,849)	$(6,259)	$(13,181)
Items not affecting cash:
Depreciation and amortization	127	1,359	312	2,874
Stock-based compensation	33	852	50	1,616
Other non-cash expenses	4	104	32	43
Change in operating assets and liabilities:
Accounts receivable	119	358	(208)	(307)
Prepaid expenses and other receivables	134	16	(86)	(272)
Deferred charges	(352)	—	(352)	—
Accounts payable	264	(34)	130	(314)
Long-term accounts payable	188	—	188	—
Accrued liabilities	(2,270)	(472)	(711)	(2,201)
Deferred consideration	—	(374)	—	(374)
Deferred revenue	18	(648)	(66)	(565)

Net cash flows from operating activities	(2,880)	(5,688)	(6,970)	(12,681)
Cash flows from financing activities:
Issuance (principal repayment) of notes payable	8,000	—	8,000	(600)
Cash flows from investing activities:
Purchase of fixed assets	(546)	(18)	(548)	(88)
Sale (purchase) of short-term investments, net	(1,500)	3,100	248	15,804
Increase (decrease) in restricted cash	—	257	8	(668)

Net cash flows from investing activities	(2,046)	3,339	(292)	15,048

Increase (decrease) in cash and cash equivalents	3,074	(2,349)	738	1,767
Cash and cash equivalents, beginning of period	11,100	23,245	13,436	19,129

Cash and cash equivalents, end of period	$14,174	$20,896	$14,174	$20,896

See accompanying notes to consolidated financial statements.

1.     Basis of presentation:

  The accompanying consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). Inter-company transactions and balances are eliminated on consolidation.

  The consolidated financial statements are stated in U.S. dollars, except as otherwise noted.

  Our consolidated financial statements have historically been prepared in accordance with Canadian generally accepted accounting principles. As of the second quarter of 2004, our consolidated financial statements have been prepared under U.S. generally accepted accounting principles. We have determined that this is appropriate as the majority of our shareholders reside in the United States. Comparative financial statements have been restated to reflect this change and a reconciliation setting out the differences between U.S. and Canadian generally accepted accounting principles as applied to our consolidated financial statements is provided in note 7.

  Except for changes related to differences between U.S. and Canadian generally accepted accounting principles as described in note 7, the interim financial statements follow the same accounting policies and methods of application as the most recent annual financial statements. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2003 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on April 1, 2004 and with the Securities and Exchange Commission on Form 10-K filed on March 22, 2004.

  The information furnished for the three and six months ended June 30, 2004 and June 30, 2003 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

3.     Secured convertible notes:

  On May 14, 2004, the Company entered into a series of agreements, including a Secured Convertible Note Purchase Agreement (the "Purchase Agreement") between 724 Solutions Inc. and its wholly owned subsidiary 724 Solutions Software Inc., and Austin Ventures VI, L.P. ("AV VI"), Austin Ventures VI Affiliates Fund, L.P. ("AV VI A"), and Austin Ventures VIII, L.P. ("AV VIII"), (collectively, the "Lenders" or "Austin Ventures") in connection with the private placement of up to $8,000,000 of Secured Convertible Promissory Notes (the "Notes") for cash. The non-brokered private placement of secured convertible promissory notes was completed in two tranches. The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004. The second tranche of the financing involved the issuance of $4,956,000 of convertible notes and was completed on June 29, 2004 after we obtained shareholder approval.

  The Notes have a 3-year term and accrue interest at a rate of 2.5% per quarter, of which 1.25% is payable in arrears at the beginning of each quarter and the remainder of which is due at maturity. The principal amounts of the Notes and all interest owing at maturity are convertible at the option of the Lenders into Common Shares at a conversion price of $3.07 per share. The interest payable quarterly is convertible at the option of the Company into Common Shares at a conversion price of $3.07 per share. The conversion price was based on the volume weighted average trading price of the Company's Common Shares on the TSX for the five trading days prior to May 14, 2004. If we issue any Common Shares or securities convertible into Common Shares at a price that is less than the conversion price of the Notes then in effect, then such conversion price shall be subject to a weighted average anti-dilution adjustment, whereby the conversion price will be reduced based on the weighted average price of the additional securities issued. The conversion price will not be lowered by more than 15% of the initial conversion price of $3.07.

  Austin Ventures is our largest beneficial shareholder. Assuming that all of the Notes are converted into Common Shares at the lowest possible conversion price on the maturity date, all accrued interest on the Notes is paid with Common Shares, and that no additional Common Shares are issued, Austin Ventures could be deemed to beneficially own up to 44.72% of our issued and outstanding Common Shares.

  Joseph C. Aragona is currently a member of our Board of Directors. He is also a general partner of AV Partners VI, L.P., which serves as the general partner of both AV VI and AV VI A. In addition, Mr. Aragona is a general partner of AV Partners VIII, L.P., which serves as the general partner of AV VIII. As a general partner of AVP VI and AVP VIII, Mr. Aragona may have a limited pecuniary interest in the Private Placement Transactions. Mr. Aragona did not participate in the deliberations or voting of our Board with respect to the approval of the Private Placement Transactions.

  The Company and its material subsidiaries granted the Lenders a blanket security interest in all of their assets to secure the timely payment and performance in full of all of the obligations under the Notes. The security interest ranks senior to all indebtedness of the Company other than fully-funded indebtedness of up to $1,500,000.

  The Notes are subject to customary events of default, including the failure to pay interest or principal, and specified types of bankruptcy events. Additional events of default include the issuance of certain capital securities that, if not for the limitation noted above, would cause the conversion price of the notes to be lowered by more than 15% of the initial conversion price and the Company engaging in specified types of merger or acquisition transactions. An event of default would require the Company to repay all amounts owing under the Notes.

  Please see note 7, Reconciliation to Canadian GAAP, for information regarding the treatment of the Notes under Canadian GAAP.

  We capitalize costs associated with the issuance of debt instruments and amortize these costs on a straight-line basis over the term of the debt agreements. The amount capitalized in relation to the Notes in the three months ended June 30, 2004 was $352,000. We amortized $7,000 of this amount in the three months ended June 30, 2004 and the remaining $345,000 is identified as deferred charges on the June 30, 2004 consolidated balance sheet.

4.     Segmented information:

  We operate in a single reportable operating segment; that is, the design and delivery of an Internet infrastructure platform and related applications that enable mobile network operators and other customers to deliver information and services to a range of Internet-enabled devices. The single reportable operating segment derives its revenue from the sale of software and related services.

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)
	2004	2003	2004	2003
Net revenue by geographic location:
North America	$2,748	$2,416	$5,428	$5,513
Europe	214	552	448	850
Asia Pacific	87	42	174	162

	$3,049	$3,010	$6,050	$6,525

  In the three months ended June 30, 2004, two customers accounted for 58%, and 20% of revenue and in same period ended June 30, 2003, one customer accounted for 58% of revenue. In the six months ended June 30, 2004, one customer accounted for 66% of revenue and in the same period ended June 30, 2003, three customers accounted for 48%, 16% and 10% of revenue.

  At June 30, 2004, one customer accounted for 57% of accounts receivable and at June 30, 2003, two customers accounted for 51% and 18% of accounts receivable.

  Geographic asset distribution:

(In thousands of U.S. dollars)	June 30, 2004	December 31, 2003
North America	$806	$359
Europe	85	253

	$891	$612

5.     Share capital:

  (a)
  Reverse stock split:

    On April 24, 2003, our shareholders approved a ten for one reverse stock split of the Company's common shares. As a result, the historic number of shares, historic loss per share and the weighted average number of shares used in compiling basic and diluted loss per share have been restated for all periods presented to reflect the reverse stock split.

  (b)
  Stock options:

    At June 30, 2004 and December 31, 2003, there were options outstanding to acquire 772,364 and 724,189 common shares of the Company, respectively.

    The following table summarizes the Company's options as of June 30, 2004.

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exerciseable	Weighted average exercise price
$—	$5.00	559,008	$3.82	9.2	44,454	$3.47
5.01	10.00	160,036	6.40	8.1	83,361	5.85
10.01	20.00	19,325	17.92	6.2	17,335	16.77
20.01	50.00	4,578	34.22	6.3	4,503	33.28
50.01	100.00	7,729	90.52	6.6	4,854	80.62
100.01	500.00	21,688	236.81	6.5	13,109	230.34

		772,364	$14.21	8.5	167,616	$27.85

  (c)
  Loss per share:

    We have excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options, the convertible notes and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.

  (d)
  Pro forma disclosure for stock-based compensation and other stock-based payments:

    Effective January 1, 2003, we adopted, on a prospective basis, the fair value measurement for stock-based compensation. Under the fair value based method, compensation cost for option grants is measured at fair value at the date of grant and is expensed over the award's vesting period. The fair value of options issued in the three months ended June 30, 2004 was $377,000, while the fair value of options issued in the three months ended June 30, 2003 was $31,000. These amounts are being amortized as expenses over the vesting period of 4 years.

    The fair value of each option granted in the three months ended June 30, 2004 was estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0% (2003 — 0%), expected volatility of 60% (2003 — 60%), risk-free rate of interest of 3.41% (2003 — 3.82%) and an expected life of the option of five years.

    We have assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period in which they occur. The weighted average grant date fair value of options issued in the three months ended June 30, 2004 was $1.74 (2003 — $1.57).

    In the three and six months ended June 30, 2003, we recorded stock-based compensation expenses of $852,000 and $1,616,000, respectively, related to the amortization of the deferred stock based compensation arising on the business acquisitions made in 2001.

    For options issued prior to January 1, 2003, we are required to disclose the pro forma information as if we had accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method. The following table presents the required disclosure of pro forma earnings and earnings per share.

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars, except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Loss for the period	$(1,145)	$(6,849)	$(6,259)	$(13,181)
Compensation expense related to the fair value of stock options In excess of amounts recognized	(268)	(3,704)	(271)	(8,226)

Pro forma loss for the period	$(1,413)	$(10,553)	$(6,530)	$(21,407)

Pro forma loss per share:
Basic and diluted	$(0.24)	$(1.76)	$(1.09)	$(3.58)

    The fair value of each option granted prior to January 1, 2003, was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in the notes to our annual consolidated financial statements.

6.     Restructuring costs:

  Due to the asset purchase completed in the three months ended June 30, 2004, we determined that we would not carry out some employee terminations planned as of the end of the prior quarter. Therefore, in the three months ended June 30, 2004, we reversed $900,000 in severance costs included in restructuring charges. This amount had been part of the restructuring charge of $2,100,0000 related to the planned termination of approximately forty employees and the consolidation of facilities recorded in the three months ended March 31, 2004. Employee terminations not related to the asset purchase and the consolidation of facilities proceeded as planned.

  Changes to our restructuring reserve in the six months ended June 30, 2004 and 2003, are set out in the following tables.

  Six months ended June 30, 2004

(In thousands of U.S. dollars)	Severance costs	Lease exit costs	Hosting exit costs	Total
Provision, December 31, 2003	$292	$140	$591	$1,023
Activity during the period ended June 30, 2004
Restructuring charges	1,600	500	—	2,100
Reversal of provision	(900)	—	—	(900)
Cash payments	(913)	(488)	(394)	(1,795)

Provision, June 30, 2004	$79	$152	$197	$428

  Six months ended June 30, 2003

(In thousands of U.S. dollars)	Severance costs	Lease exit costs	Hosting exit costs	Total
Provision, December 31, 2002	$967	$1,528	$2,487	$4,982
Activity during the period ended June 30, 2003
Restructuring charges	525	175	—	700
Reversal of provision	—	—	(400)	(400)
Cash payments	(783)	(1,183)	(587)	(2,553)

Provision, December 31, 2002	$709	$520	$1,500	$2,729

7.     Reconciliation to Canadian GAAP:

  Under Canadian securities requirements, we are required to provide a reconciliation setting out the differences between U.S. and Canadian GAAP as applied to our financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. For the periods presented in this quarterly report, the only difference between U.S. and Canadian GAAP is the difference arising on the accounting for the secured convertible notes issued in the three month period ended June 30, 2004. Therefore, the amounts presented in accordance with U.S. GAAP for the 2003 periods in the quarterly balance sheet, statement of operations, statements of shareholders' equity and statement of cash flows are consistent with Canadian GAAP.

  Under U.S. GAAP, the secured convertible notes are classified entirely as debt.

  Under Canadian GAAP, the $8,000,000 secured convertible notes are compound instruments that are required to be separated into liability and equity components. We have calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%, representing the estimated rate that we would be required to pay for similar borrowings with no conversion feature. The liability component amounted to $7,067,000. The residual amount of $933,000 represents the estimated equity component for the conversion option and is recorded under Canadian GAAP as the "equity portion of the secured convertible notes". The difference between the amounts allocated to the liability and the principal amount of the notes of $8,000,000 is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.

  The following tables present the adjustments required to reconcile the 2004 statements presented under U.S. GAAP to Canadian GAAP.

  Reconciliation to Canadian GAAP — Balance sheet at June 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP
Assets
Current assets:
Cash and cash equivalents	14,174	—	14,174
Short-term investments	1,500	—	1,500
Restricted cash	190	—	190
Accounts receivable, net of allowance of $31	2,505	—	2,505
Prepaid expenses and other receivables	734	—	734

Total current assets	19,103	—	19,103
Deferred charges	345	—	345
Fixed assets	891	—	891

Total assets	$20,339	$—	$20,339

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	541	—	541
Accrued liabilities	2,691	—	2,691
Deferred revenue	344	—	344

Total current liabilities	3,576	—	3,576
Long-term accounts payable	188	—	188
Notes payable	8,000	(919)	7,081

Total liabilities	11,764	(919)	10,845
Shareholders' equity:
Share capital	764,508	—	764,508
Contributed surplus	112	—	112
Equity portion of notes payable	—	933	933
Accumulated deficit	(756,146)	(14)	(756,160)
Accumulated other comprehensive income	101	—	101

Total shareholders' equity	8,575	919	9,494

Total liabilities and shareholders' equity	$20,339	$—	$20,339

  Reconciliation to Canadian GAAP — Statement of operations for the three months ended June 30, 2004

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP
Revenue:
Product	1,930	—	1,930
Services	1,119	—	1,119

	$3,049	$—	$3,049
Operating expenses:
Cost of revenue	1,537	—	1,537
Research and development	1,433	—	1,433
Sales and marketing	1,197	—	1,197
General and administrative	755	—	755
Depreciation	120	—	120
Stock-based compensation:
Cost of revenue	3	—	3
Research and development	9	—	9
Sales and marketing	7	—	7
General and administrative	14	—	14
Restructuring charges	(900)	—	(900)

Total operating expenses	$4,175	$—	$4,175
Loss from operations	(1,126)	—	(1,126)
Interest income (expense)	(19)	(14)	(33)

Loss for the period	$(1,145)	$(14)	$(1,159)

Basic and diluted loss per share	$(0.19)	$—	$(0.19)
Weighted average number of shares used in computing basic and diluted loss per share (000's)	5,983	—	5,983

  Reconciliation to Canadian GAAP — Statement of operations for the six months ended June 30, 2004

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP
Revenue:
Product	3,691	—	3,691
Services	2,359	—	2,359

	$6,050	$—	$6,050
Operating expenses:
Cost of revenue	3,065	—	3,065
Research and development	3,522	—	3,522
Sales and marketing	2,576	—	2,576
General and administrative	1,588	—	1,588
Depreciation	305	—	305
Stock-based compensation:
Cost of revenue	5	—	5
Research and development	13	—	13
Sales and marketing	11	—	11
General and administrative	21	—	21
Restructuring charges	1,200	—	1,200

Total operating expenses	$12,306	$—	$12,306
Loss from operations	(6,256)	—	(6,256)
Interest income (expense)	(3)	(14)	(17)

Loss for the period	$(6,259)	$(14)	$(6,273)

Basic and diluted loss per share	$(1.05)	$—	$(1.05)
Weighted average number of shares used in computing basic and diluted loss per share (000's)	5,983	—	5,983

  Reconciliation to Canadian GAAP
  Cash flows from operating activities for the three months ended June 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP
Cash flows from (used in) operating activities:
Loss for the period	(1,145)	(14)	(1,159)
Items not affecting cash:
Accretion on convertible notes payable	—	14	14
Depreciation and amortization	127	—	127
Stock-based compensation	33	—	33
Other non-cash expenses	4	—	4
Changes in operating assets and liabilities:
Accounts receivable	119	—	119
Prepaid expenses and other receivables	134	—	134
Deferred charges	(352)	—	(352)
Accounts payable	264	—	264
Long-term accounts payable	188	—	188
Accrued liabilities	(2,270)	—	(2,270)
Deferred revenue	18	—	18

Net cash flows from operating activities	$(2,880)	$—	$(2,880)
Cash flows from financing activities:
Issuance (principal repayment) of notes payable	8,000	—	8,000
Cash flows from investing activities:
Purchase of fixed assets	(546)	—	(546)
Sale (purchase) of short-term investments, net	(1,500)	—	(1,500)

Net cash flows from investing activities	$(2,046)	$—	$(2,046)

Increase (decrease) in cash and cash equivalents	3,074	—	3,074
Cash and cash equivalents, beginning of period	11,100	—	11,100

Net cash flows from operating activities	$14,174	$—	$14,174

  Reconciliation to Canadian GAAP
  Cash flows from operating activities for the six months ended June 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP
Cash flows from (used in) operating activities:
Loss for the period	(6,259)	(14)	(6,273)
Items not affecting cash:
Accretion on convertible notes payable	—	14	14
Depreciation and amortization	312	—	312
Stock-based compensation	50	—	50
Other non-cash expenses	32	—	32
Changes in operating assets and liabilities:
Accounts receivable	(208)	—	(208)
Prepaid expenses and other receivables	(86)	—	(86)
Deferred charges	(352)	—	(352)
Accounts payable	130	—	130
Long-term accounts payable	188	—	188
Accrued liabilities	(711)	—	(711)
Deferred revenue	(66)	—	(66)

Net cash flows from operating activities	$(6,970)	$—	$(6,970)
Cash flows from financing activities:
Issuance (principal repayment) of notes payable	8,000	—	8,000
Cash flows from investing activities:
Purchase of fixed assets	(548)	—	(548)
Sale (purchase) of short-term investments, net	248	—	248
Increase (decrease) in restricted cash	8	—	8

Net cash flows from investing activities	$(292)	$—	$(292)

Increase (decrease) in cash and cash equivalents	738	—	738
Cash and cash equivalents, beginning of period	13,436	—	13,436

Net cash flows from operating activities	$14,174	$—	$14,174

8.     Guarantees:

  (a)
  General indemnities:

    In the normal course of operations, we provide indemnification agreements to counterparties in transactions such as purchase contracts, service agreements, and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay to counterparties. Historically, we have not made any significant payments under such indemnification. No amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

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

  (c)
  Letters of credit:

    At June 30, 2004, we had one outstanding letter of credit in the amount of $190,000 to secure Company credit cards. At December 31, 2003, we had one outstanding letter of credit in the amount of $198,000 to secure Company credit cards. Letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

9.     Contingent liabilities:

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

        During 2002, we concluded that adoption of wireless technologies by the financial services industry had slowed considerably and that such organizations would remain conservative about this type of investment for the foreseeable future. At the same time, our analysis indicated that the opportunity in the MNO sector was potentially larger and also likely to develop sooner. We, therefore, made the decision to principally focus on the MNO market, with a corresponding diminished focus on the delivery of financial services applications.

        Accordingly, we have adjusted the size of our investments in these two market segments, substantially reducing the level of investment for the FI market, while bolstering that for the MNO market. We continue to monitor our cost structure to ensure that the investments we make on a product-by-product basis are appropriate to the revenue opportunities we believe exist.

        We believe that MNO's planning next-generation data networks face two distinct challenges. Firstly, data networks must be designed to support a wide variety of new revenue opportunities, partnerships and technologies so that the mobile operators can adjust their strategies quickly. Secondly, mobile operators must deploy data networks that can grow smoothly and reliably, without creating economic barriers or compromising return on investment.

        724 Solutions designed the X-treme Mobility Suite ("XMS") of products to address the challenges mobile operators face in deploying next-generation data networks. Our XMS gateway products enable mobile operators to implement solutions based on emerging open standards technologies including WAP 2.0, MMS, SMS and J2ME. XMS application enablers support a wide variety of third party content initiatives. The X-treme Mobility Suite provides the flexibility, scalability and total cost of ownership metrics that help ensure both the short-term and long-term success of next-generation mobile data networks.

        Our customers currently include leading mobile network operators. With our corporate office in Santa Barbara, California, we have development and sales offices around the world, including Hong Kong, Switzerland, Canada, the United Kingdom and the United States.

DEVELOPMENTS IN THE SECOND QUARTER OF 2004

ADOPTION OF U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR REPORTING PURPOSES

        Our consolidated financial statements have historically been prepared in accordance with Canadian generally accepted accounting principles. As of the second quarter of 2004, our consolidated financial statements have been prepared under U.S. generally accepted accounting principles. We have determined that this is appropriate as the majority of our shareholders reside in the United States. Comparative financial statements have been restated to reflect this change and a reconciliation setting out the differences between U.S. and Canadian generally accepted accounting principles as applied to our consolidated financial statements is provided in note 7.

CONVERTIBLE DEBT ISSUANCE

        In the second quarter of 2004, we arranged a non-brokered private placement of secured convertible promissory notes with Austin Ventures for a total principal amount of $8,000,000. The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004. In accordance with the policies of the Toronto Stock Exchange and the NASDAQ National Market, shareholder approval was required to complete the second tranche of the financing. We obtained such approval on June 29, 2004 and completed the second tranche of the financing by issuing $4,956,000 of convertible notes.

        The notes have a three (3) year term and carry an interest rate of 2.5% per quarter. All outstanding principal and interest is convertible into common shares of 724 Solutions at a conversion price of $3.07 per share. 724 Solutions also agreed to include two nominees from Austin Ventures in any slate of Directors proposed for shareholder approval, and that the Board would now consist of seven Directors. See note 3 to our consolidated financial statements for the three and six months ended June 30, 2004 for further details.

ASSET PURCHASE

        In the second quarter of 2004, we completed an agreement with Nokia (NYSE: NOK) to acquire the Nokia Multimedia Application Gateway (AGW) product and a separate OEM agreement under which Nokia will continue to offer the product to its existing and future customers.

        We have transitioned the development and support of the product to our Toronto development center. The Multimedia Application Gateway joins 724 Solutions' X-treme Mobility Suite and, in addition to distribution through Nokia, will be available to 724 Solutions' mobile operator customers through direct and other partner channels.

RESTRUCTURING AND OTHER CHARGES

        Due to the Nokia asset purchase, we determined that we would not carry out some employee terminations planned as of the end of the prior quarter. Therefore, in the three months ended June 30, 2004, we reversed $900,000 in severance costs included in restructuring charges. This amount was part of the restructuring charge of $2.1 million recorded in the prior quarter related to the planned termination of approximately forty employees and the consolidation of facilities. Employee terminations not related to the Nokia asset purchase and the consolidation of facilities proceeded as planned. See note 6 to our consolidated financial statements for the three and six months ended June 30, 2004 for further details.

SUBSEQUENT EVENT

NASDAQ LISTING

        Effective at the opening of business on July 13, 2004, we transferred our U.S. listing from the Nasdaq National Market to the Nasdaq Smallcap Market. Our stock continues to trade under the symbol of "SVNX." There is no change to our Toronto Stock Exchange listing where our stock trades under the symbol "SVN."

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

REVENUE RECOGNITION

SOURCES OF REVENUE

        We derive revenue from licensing our products and providing related services, including installation, integration, maintenance and support. We recognize revenue from our license agreements when all the following conditions are met:

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

  •
  Reseller Arrangement — the reseller typically pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above. We recognize royalty fee revenue when the amount is determinable and all of our other revenue recognition criteria for license revenue are net.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

        Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The significant differences between U.S. and Canadian generally accepted accounting principles as applied to our consolidated financial statements are reconciled in note 7.

REVENUE

PRODUCT REVENUE

        Product revenue increased to $1.9 million and $3.7 million for the three and six months ended June 30, 2004, respectively, compared to $1.6 million and $3.6 million in the corresponding periods in 2003. As indicated in the "Overview" section, we have increased our focus on MNO's through our XMS suite of products while we have reduced our focus on the financial services industry. Product revenue from our XMS suite of products increased to $1.8 million and $3.5 million for the three and six months ended June 30, 2004, respectively, from $1.5 million and $2.6 million for the same periods in 2003. Product revenue from the financial services industry was $125,000 and $174,000 for the three and six months ended June 30, 2004, respectively, compared to $109,000 and $1.0 million for the same periods in 2003.

SERVICE REVENUE

        Service revenue decreased to $1.1 million and $2.4 million for the three and six months ended June 30, 2004, respectively, compared to $1.4 million and $2.9 million in the corresponding periods in 2003. The decrease resulted from changing our customer focus to MNO's and our product focus to the XMS suite of products. Service revenue from our XMS suite of products increased to $852,000 and $1.8 million for the three and six months ended June 30, 2004, respectively, from $560,000 and $919,000 for the same periods of 2003. Service revenue from the financial services industry decreased to $267,000 and $578,000 for the three and six months ended June 30, 2004, respectively, from $813,000 and $2.0 million for the same periods in 2003.

OPERATING EXPENSES

COST OF REVENUE

        Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training and implementation, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.

        Cost of revenue was $1.5 million and $3.1 million for the three and six months ended June 30, 2004, respectively, compared to $1.4 million and $3.0 million for the corresponding periods in 2003. Cost of revenue, as a percentage of revenue, was 50% and 51% for the three and six months ended June 30, 2004, respectively, compared to 47% and 46% for the corresponding periods in 2003.

RESEARCH AND DEVELOPMENT

        Research and development (R&D) expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses and allocated operating expenses.

        Research and development decreased to $1.4 million and $3.5 million for the three and six months ended June 30, 2004, respectively, compared to $2.6 million and $5.5 million for the corresponding periods in 2003. The decreases are a result of our restructuring initiatives through which we have reduced our R&D headcount and developed a more streamlined, integrated and focused product road map that reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 47% and 58% for the three and six months ended June 30, 2004, respectively, compared to 85% and 84% for the same periods in 2003.

SALES AND MARKETING

        Sales and marketing (S&M) expenses include compensation of sales and marketing personnel as well as expenses related to public relations and advertising, trade shows, marketing materials and allocated operating expenses.

        Sales and marketing expenses were $1.2 and $2.6 million for the three and six months ended June 30, 2004, respectively, compared to $2.2 million and $4.4 million for the corresponding periods in 2003. The decrease is a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 39% and 43% for the three and six months ended June 30, 2004, compared to 72% and 67% for the same periods in 2003.

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

        G&A expenses decreased to $755,000 and $1.6 million for the three and six months ended June 30, 2004, respectively, compared to $1.3 million and $2.2 million for the corresponding periods in 2003. The decrease in G&A expenses reflects our efforts in our restructuring initiatives to reduce complexity in our business and to make our infrastructure efficient in order to support our business in the current market environment. G&A expense, as a percentage of revenue, was 25% and 26% for the three and six months ended June 30, 2004, compared to 43% and 34% for the same periods in 2003.

DEPRECIATION AND AMORTIZATION

        Depreciation expense decreased to $120,000 and $305,000 in the three and six months ended June 30, 2004, respectively, from $203,000 and $562,000 in the corresponding periods in 2003. The decreases are a result of the decommissioning of redundant fixed assets and reductions in capital expenditures resulting from our restructuring initiatives.

        Amortization expense was nil for the three and six months ended June 30, 2004, compared to $1.2 million and $2.3 million for the same periods in 2003. The amortization expense in 2003 represented the amortization of acquired technology, which was amortized over a period of two to five years. The carrying value of acquired technology is nil.

STOCK-BASED COMPENSATION

        Effective January 1, 2003, we prospectively adopted full fair value accounting for stock based awards as prescribed by SFAS 123 "Accounting for Stock Based Compensation". Prior to January 1, 2003, we elected not to apply fair value accounting to stock based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting. Prior to January 1, 2003, for awards not accounted for under the fair value method, we accounted for stock based compensation based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

        We adopted full fair value accounting for stock based awards prospectively for all awards granted, modified or settled on or after January 1, 2003. Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting period.

        Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting period. In accordance with the prospective transitional option permitted under FAS148, we retroactively applied the fair value based method to all employee stock options granted on or after January 1, 2003. Since the total stock option expense for 2003 using the fair value based method was only $62,000, we have determined that it is not necessary to restate our 2003 quarterly results.

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

        Stock-based compensation decreased to $33,000 and $50,000 for the three and six months ended June 30, 2004, respectively, compared to $852,000 and $1.6 million for the same periods in 2003. The 2004 amounts relate to the amortization of the fair value of stock options granted since January 1, 2003, while the 2003 amounts primarily relate to the amortization of deferred stock compensation associated with acquisitions.

RESTRUCTURING COSTS

        As noted in the "Developments in the Second Quarter of 2004" section, due to the asset purchase completed in the three months ended June 30, 2004, we determined that we would not carry out some employee terminations planned as of the end of the prior quarter. Therefore, in the three months ended June 30, 2004, we reversed $900,000 in severance costs included in restructuring charges. This amount was part of the restructuring charge of $2.1 million, including $1.6 million related to the planned termination of approximately forty employees and $500,000 related to the consolidation of facilities, recorded in the prior quarter. Employee terminations not related to the asset purchase and the consolidation of facilities proceeded as planned. The restructuring charge in the six months ended June 30, 2004 was $1.2 million, $700,000 related to severances and $500,000 related to the consolidation of facilities.

        In the three months ended June 30, 2003 we recorded a net restructuring charge of $300,000. There was no charge in the first quarter of 2003. The $300,000 net charge in the second quarter of 2003 included $525,000 related to severance costs, $175,000 related to lease exit costs, offset by a $400,000 adjustment to reduce our estimated obligation under our hosting provision.

        We have $428,000 Included in our "Accrued Liabilities" as of June 30, 2004 in restructuring reserves. This includes severance costs of $79,000, lease exit costs of $152,000 and hosting exit costs of $197,000. See note 6 to our consolidated financial statements for the three and six months ended June 30, 2004 for further details.

NET LOSS

        For the three months ended June 30, 2004, our net loss decreased to $1.1 million from $6.8 million in the same period in 2003. Revenue increased by $39,000 and our restructuring initiatives resulted in significantly lower costs as COR, R&D, S&M and G&A expenses decreased by a total of $2.5 million in the three months ended June 30, 2004 compared to the corresponding period in 2003. Other items positively impacting the results for the three months ended June 30, 2004 compared to the same period in 2003 included: the severance cost reversal of $900,000 described above, compared to a net restructuring charge of $300,000 in 2003; depreciation of $120,000 in 2004 compared to $203,000 in 2003; amortization of nil in 2004 compared to $1.2 million in 2003; and stock-based compensation of $33,000 in 2004 compared to $852,000 in 2003.

        For the six months ended June 30, 2004, our net loss decreased to $6.3 million from $13.2 million in the same period in 2003. Despite the revenue decline of $475,000 resulting from our reduced focus on the financial services industry, we improved results through significantly lower costs. COR, R&D, S&M and G&A expenses decreased by a total of $4.3 million in the six months ended June 30, 2004 compared to the corresponding period in 2003. Other items positively impacting results for the six months ended June 30, 2004 compared to the same period in 2003 included: depreciation was $305,000 in 2004 compared to $562,000 in 2003; amortization of intangible assets was nil in the current period verses $2.3 million in 2003, and stock-based compensation was $50,000 in the current period verses $1.6 million in 2003. Items negatively impacting results included: restructuring charges were $1.2 million in 2004 verses $300,000 in the same period in 2003; and there was a net interest expense of $3,000 in the six months ended June 30, 2004 compared to interest income of $178,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities decreased to $2.9 million and $7.0 million for the three and six months ended June 30, 2004, respectively, compared to $5.7 million and $12.7 million for the corresponding periods in 2003, as we have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for the three months ended June 30, 2004 consisted of our net loss of $1.1 million and a cash outflow of $1.9 million related to working capital account changes, offset by non-cash items, specifically depreciation and amortization of $127,000 and stock-based compensation expense of $33,000.

        Cash flows from financing activities was $8.0 million for the three and six month periods ended June 30, 2004, compared to nil and a cash use of $600,000 in the corresponding periods in 2003. The $8.0 million represents the proceeds from the convertible debt issuance completed in the second quarter of 2004. The $600,000 payment in 2003 represents the final two payments of a note payable that was repaid by the end of the first quarter of 2003. There have been no common shares issuances in 2003 or 2004.

        Excluding the sale (purchase) of short-term investments and restricted cash changes, cash used in investing activities was $546,000 and $548,000 for the three and six month periods ended June 30, 2004, respectively, compared to $18,000 and $88,000 in the corresponding periods in 2003. The amounts relate to net purchases of fixed assets.

        Total cash flows, excluding the sale (purchase) of short-term investments, and restricted cash changes, was $4.6 million and $482,000 for the three and six month periods ended June 30, 2004, respectively, compared to cash use of $5.7 million and $13.4 million in the corresponding periods in 2003. Cash flows have improved because of the convertible debt issuance in the second quarter of 2004 and because we have significantly reduced operating costs.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — UNITED STATES AND CANADA

        In December 2003, the SEC issued Staff Accounting Bulletin No.104 ("SAB 104"), "Revenue Recognition", which supersedes Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangement with Multiple Deliverables." SAB 104 also incorporated certain sections of the SEC's "Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers" document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, the FASB issued FIN 46R that supersedes FIN 46 and contains numerous exemptions. FIN 46R applies to financial statements of public entities that have or potentially have interests in entities considered special purpose entities for periods ended after December 15, 2003 and otherwise to interests in VIE's for periods ending after March 15, 2004. VIE's are entities that have insufficient equity and/or their equity investors lack one or more specified essential characteristics of a controlling financial interest. FIN 46R provides specific guidance for determining when an entity is a VIE and who, if anyone, should consolidate the VIE. The adoption of this standard did not have material impact on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of SFAS No. 149 are effective for contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or and asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters that, in management's opinion, have been prepared on a basis consistent with the unaudited consolidated financial statements contained elsewhere in this interim report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

	Quarter ended
	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(In thousands of U.S. dollars, except per share amounts)
Revenue:
Product	$1,930	$1,761	$1,643	$1,676	$1,635	$2,010	$2,953	$1,743
Services	1,119	1,240	1,574	1,437	1,375	1,505	2,702	3,809

Total revenue	3,049	3,001	3,217	3,113	3,010	3,515	5,655	5,552
Operating expenses:
Cost of revenue	1,537	1,528	1,577	1,458	1,422	1,574	1,680	1,225
Research and development	1,433	2,089	1,920	2,008	2,555	2,950	3,017	3,761
Sales and marketing	1,197	1,379	1,241	1,370	2,165	2,192	2,704	3,819
General and administrative	755	833	1,004	846	1,291	945	1,319	1,708
Depreciation	120	185	168	178	203	359	574	1,334
Amortization of intangible assets	—	—	—	1,156	1,156	1,156	1,243	1,011
Stock-based compensation:
Cost of revenue	3	2	6	—	—	8	57	54
Research and development	9	4	16	—	682	529	1,996	1,879
Sales and marketing	7	4	14	—	170	112	704	662
General and administrative	14	7	26	—	—	115	512	482
Restructuring costs	(900)	2,100	(250)	—	300	—	—	3,662
Write-down of fixed assets and goodwill and other intangible assets	—	—	9,097	—	—	—	1,285	2,205

Total operating expenses	4,175	8,131	14,819	7,016	9,944	9,940	15,091	21,802

Loss from operations	(1,126)	(5,130)	(11,602)	(3,903)	(6,934)	(6,425)	(9,436)	(16,250)
Interest income (expense)	(19)	16	32	44	85	93	166	60
Gain (loss) on sale of investments	—	—	283	—	—	—	150	—
Write-down of long-term investments	—	—	—	—	—	—	(67)	(5,280)

Loss for the period	$(1,145)	$(5,114)	$(11,287)	$(3,859)	$(6,849)	$(6,332)	$(9,187)	$(21,470)

Basic and diluted loss per share	$(0.19)	$(0.85)	$(1.89)	$(0.64)	$(1.14)	$(1.06)	$(1.54)	$(3.60)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,983	5,983	5,983	5,978	5,965

        The historic common share numbers have been adjusted to reflect the 10 for 1 share consideration completed in the second quarter of 2003.

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

ENTERING NEW MARKETS

        We have made mobile network operators an important focus of our activities. In order to encourage these potential customers to adopt and implement our solutions, we may incur higher costs than we have in the past, and we may not be able to attract a large number of these customers. In the three months ended June 30, 2004, 58% of our revenue was derived from one North American MNO. Mobile network operators may not be successful in rolling out our services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry, may increase our expenses and may damage our reputation.

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

INTERNATIONAL MARKETS

        In December 2000, we first recognized revenues from sales in international markets. We had expected that sales in these regions would be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly outside North America. However, some key countries in these regions experienced decreasing economic activity, and our sales to these regions declined beginning in the third quarter of 2001. This trend has not reversed to date and it may not reverse in the second half of 2004 or thereafter, resulting in us not being able to increase our customer base, and accordingly, limited growth from these markets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

IMPACT OF INTEREST RATE EXPOSURE

        As of June 30, 2004, we had approximately $15.9 million in cash and cash equivalents, short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is sensitive to changes in the level of prevailing interest rates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

        Our functional currency is the U.S. dollar. In the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three months ended June 30, 2004, we incurred realized and unrealized foreign currency gains relating to the translation of our non-US denominated monetary assets and liabilities of approximately $25,000.

Item 4. Controls and Procedures

        Prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

        In July 2003, a committee of the Company's Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the Individual Defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Company is unable to determine whether or when the settlement will be approved or be finalized.

        If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        PRIVATE PLACEMENT. On May 14, 2004, the Company entered into a series of agreements, including a Secured Convertible Note Purchase Agreement, dated May 14, 2004, among the Company, its wholly-owned subsidiary, 724 Solutions Software Inc., and Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P. in connection with the private placement of up to $8 million of secured convertible promissory notes for cash. As a result of these agreements, the Company completed, or agreed to complete, subject to obtaining shareholder approval, the following transactions:

  •
  The Company issued for cash US$3.04 million aggregate principal amount of secured convertible promissory notes, convertible into common shares; and

  •
  The Company agreed to issue for cash an additional US$4.96 million aggregate principal amount of secured convertible promissory notes, convertible into common shares, upon obtaining shareholder approval.

        Shareholders approved the second tranche of this transaction at a Special Meeting of Shareholders held on June 29, 2004 and it closed that day.

        The principal amount of the secured convertible promissory notes and all interest owing under the secured convertible promissory notes, is convertible at the option of the noteholder into common shares at an initial conversion price of $3.07 per share. In the event the Company issues, or is deemed to have issued, common shares at a price per share that is less than the conversion price then in effect (other than certain specified exempt issuances), then the conversion price shall be reduced to the weighted average of the purchase prices of the previously outstanding stock (including common shares issuable upon the conversion or exercise of outstanding convertible securities and stock options) and the newly-issued stock. However, the conversion price shall not be reduced by more than 15 percent, or to a conversion price of less than $2.61 per share.

        The Company's Board of Directors also agreed to waive the terms of its shareholder rights plan such that the acquisition by Austin Ventures or its affiliates of up to 49% of the outstanding common shares (whether through the conversion of the Notes or the acquisition of common shares from third-parties) will not result in a flip-in event under the plan.

        Exemption from registration for these transactions are claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that these transactions were made, without general solicitation or advertising, to sophisticated investors with access to all relevant information necessary to evaluate these investments and who represented to the Company that the shares were being acquired for investment.

        The Secured Convertible Note Purchase Agreement, the Security Agreement, the Registration Rights Agreement, the Guaranty and the Form of Secured Convertible Promissory Note has been filed with the Securities and Exchange Commission on the Company's Form 8-K on May 18, 2004.

        RIGHTS PLAN. The Rights Plan, adopted by the Board of Directors of the Company and initially ratified by the Company's shareholders at the annual shareholders' meeting held on April 24, 2003, was renewed by the Company's shareholders at the annual shareholders' meeting held on April 29, 2004. The Rights Plan will continue until the close of the annual meeting of shareholders of the Company in 2005.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Annual and Special Meeting.    The Company's Annual and Special Meeting of Shareholders (the "Annual Meeting") was held on April 29, 2004. The following matters were submitted to the Company's shareholders for their vote, and the results of the vote taken at the Annual Meeting were as follows:

1.
Each of the Company's directors standing for election was elected for a one year term:

          (a)   John J. Sims: 2,550,435 votes for; 27,771 votes withheld; 0 broker held non-voted shares;

          (b)   James D. Dixon: 2,548,561 votes for; 29,645 votes withheld; 0 broker held non-voted shares;

          (c)   Barry J. Reiter: 2,553,139 votes for; 25,067 votes withheld; 0 broker held non-voted shares;

          (d)   Joseph C. Aragona: 2,549,871 votes for; 28,335 votes withheld; 0 broker held non-voted shares;

          (e)   J. Ian Giffen: 2,554,549 votes for; 23,657 votes withheld; 0 broker held non-voted shares; and

          (f)    Terry D. Kramer: 2,553,239 votes for; 24,967 votes withheld; 0 broker held non-voted shares.

2.
The appointment of KPMG LLP, as the Company's independent auditors for fiscal 2004:

        2,557,438 votes for; 0 votes against; 5,904 abstentions; and 0 broker held non-voted shares.

3.
A resolution renewing and continuing the shareholder rights plan adopted by the Board of Directors of the Company:

        1,529,851 votes for; 97,853 votes against; 0 abstentions; and 0 broker held non-voted shares.

        Special Meeting.    A Special Meeting of Shareholders (the "Special Meeting") was held on June 29, 2004. The following matter was submitted to the Company's shareholders for their vote, and the results of the vote taken at the Special Meeting were as follows:

        1.     A resolution authorizing the Company to issue and sell certain secured convertible promissory notes in an aggregate principal amount of $8,000,000, reserve for issuance up to 3,973,605 common shares issuable upon the conversion of such notes and the interest payable thereon, and to issue those shares, in an amount which may be greater than 19.9% of the Company's outstanding common shares as of the date of such issuance, and ratifying all such action.

        1,347,316 votes for; 733,160 votes against; 29,706 abstentions; and 0 broker held non-voted shares.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

        The following exhibits are filed with this Report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(b)   Reports on Form 8-K:

        During the period covered by this Report, the Company furnished two reports on Form 8-K:

April 29, 2004:	reporting the Company's results of operations for the three months ended March 31, 2004.
May 18, 2004:	announcing that it has arranged a non-brokered private placement of secured convertible promissory notes with Austin Ventures for a total principal amount of USD $8 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ JOHN J. SIMS John J. Sims	Chief Executive Officer (principal executive officer)	August 10, 2004

/s/ GLENN BARRETT Glenn Barrett	Chief Financial Officer (principal financial and accounting officer)	August 10, 2004

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES