Form 10-Q
period 2004-09-30
724 SOLUTIONS INC
filed 2004-11-12
CIK 1097641

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  000-31146

724 SOLUTIONS INC.
 (Exact Name of Registrant as Specified in its Charter)

Canada	Inapplicable

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1221 State Street, Suite 200 Santa Barbara, CA	93101

(Address of Principal Executive Office)	(Zip Code)

(805) 884-8308

(Registrant’s Telephone Number, Including Area Code)

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
Yes   ☐   No ☒

Common Shares, no par value – 5,983,349 shares outstanding as of November 5, 2004
(together with associated rights to purchase additional Common Shares)

724 SOLUTIONS INC.

i

PART I.          FINANCIAL INFORMATION

Item 1.     Financial Statements.

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

September 30, 2004 and December 31, 2003

	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 2)	$6,043	$13,436
Short-term investments (note 2)	7,963	1,748
Restricted cash (note 2)	202	198
Accounts receivable - trade, net of allowance of $31 (2003 - $60)	2,651	2,297
Prepaid expenses and other receivables	645	648

Total current assets	17,504	18,327
Deferred charges (note 3)	316	—
Fixed assets	929	612

Total assets	$18,749	$18,939

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$795	$411
Accrued liabilities	2,096	3,402
Deferred revenue	326	410

Total current liabilities	3,217	4,223
Long-term liabilities	125	—
Notes payable (note 3)	8,000	—
Long-term interest payable	242	—

Total liabilities	11,584	4,223
Shareholders’ equity:
Share capital (note 5):
Authorized:
Unlimited common shares
Unlimited preferred shares
Issued and outstanding:
5,983,349 common shares (December 31, 2003 – 5,983,349)	764,508	764,508
Contributed surplus	151	62
Accumulated deficit	(757,613)	(749,887)
Accumulated other comprehensive income	119	33

Total shareholders’ equity	7,165	14,716
Contingent liabilities (note 9)

Total liabilities and shareholders’ equity	$18,749	$18,939

See accompanying notes to consolidated financial statements.

724 Solutions Inc.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Revenue:
Product	$2,013	$1,676	$5,704	$5,321
Services	1,489	1,437	3,848	4,317

	3,502	3,113	9,552	9,638
Operating expenses:
Cost of revenue	1,505	1,458	4,570	4,454
Research and development	1,410	2,008	4,932	7,513
Sales and marketing	1,093	1,370	3,669	5,727
General and administrative	796	846	2,384	3,082
Depreciation	124	178	429	740
Amortization of intangible assets	—	1,156	—	3,468
Stock-based compensation:
Cost of revenue	4	—	9	8
Research and development	10	—	23	1,211
Sales and marketing	9	—	20	282
General and administrative	16	—	37	115
Restructuring charges (note 6)	(181)	—	1,019	300

	4,786	7,016	17,092	26,900

Loss from operations	(1,284)	(3,903)	(7,540)	(17,262)
Interest income (expense)	(183)	44	(186)	222

Loss for the period	$(1,467)	$(3,859)	$(7,726)	$(17,040)

Basic and diluted loss per share	$(0.25)	$(0.64)	$(1.29)	$(2.85)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,983

See accompanying notes to consolidated financial statements.

724 Solutions Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands of U.S. dollars, except number of common shares)

Nine months ended September 30, 2004 and 2003
(Unaudited)

				Deferred stock-based compensation related to stock options
						Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Common shares				Accumulated deficit
			Contributed Surplus
	Number	Amount

Balances December 31, 2002	5,983,349	$764,508	$—	$(1,616)	$(721,560)	$(43)	$41,289
Loss for the period	—	—	—	—	(17,040)	—	(17,040)
Cumulative translation adjustment	—	—	—	—	—	61	61

Comprehensive loss							(16,979)

Amortization of deferred stock-based compensation	—	—	—	1,616	—	—	1,616

Balances, September 30, 2003	5,983,349	$764,508	$—	$—	$(738,600)	$18	$25,926

Balances December 31, 2003	5,983,349	$764,508	$62	$—	$(749,887)	$33	$14,716
Loss for the period	—	—	—	—	(7,726)	—	(7,726)
Cumulative translation adjustment	—	—	—	—	—	86	86

Comprehensive loss							(7,640)

Contributed surplus	—	—	89	—	—	—	89

Balances, September 30, 2004	5,983,349	$764,508	$151	$—	$(757,613)	$119	$7,165

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.

See accompanying notes to consolidated financial statements.

724 Solutions Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Loss for the period	$(1,467)	$(3,859)	$(7,726)	$(17,040)
Items not affecting cash:
Depreciation and amortization	124	1,334	429	4,208
Stock-based compensation	39	—	89	1,616
Other non-cash expenses	(23)	(34)	17	9
Change in operating assets and liabilities:
Accounts receivable	(146)	146	(354)	(161)
Prepaid expenses and other receivables	89	281	3	9
Deferred charges	29	—	(316)	—
Accounts payable	254	(561)	384	(875)
Long-term liabilities	(63)	—	125	—
Long-term interest payable	242	—	242	—
Accrued liabilities	(595)	(3,234)	(1,306)	(5,435)
Deferred consideration	—	(492)	—	(866)
Deferred revenue	(18)	(4)	(84)	(569)

Net cash flows from operating activities	(1,535)	(6,423)	(8,497)	(19,104)
Cash flows from financing activities:
Issuance (principal repayment) of notes payable	—	—	8,000	(600)
Cash flows from investing activities:
Purchase of fixed assets	(133)	49	(681)	(39)
Sale (purchase) of short-term investments, net	(6,463)	1,783	(6,215)	17,587
Decrease (increase) in restricted cash	—	668	—	—

Net cash flows from investing activities	(6,596)	2,500	(6,896)	17,548

Increase (decrease) in cash and cash equivalents	(8,131)	(3,923)	(7,393)	(2,156)
Cash and cash equivalents, beginning of period	14,174	20,896	13,436	19,129

Cash and cash equivalents, end of period	$6,043	$16,973	$6,043	$16,973

See accompanying notes to consolidated financial statements.

1.	Basis of presentation:

The accompanying consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”). Inter-company transactions and balances are eliminated on consolidation.

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

Except for changes related to differences between U.S. and Canadian generally accepted accounting principles as described in note 7, the interim financial statements follow the same accounting policies and methods of application as the most recent annual financial statements.  For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2003 that are included in the Company’s Annual Report filed with the Canadian Securities Administrators on April 1, 2004 and with the Securities and Exchange Commission on Form 10-K filed on March 22, 2004.

The information furnished for the three and nine months ended September 30, 2004 and September 30, 2003 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

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

We have entered into letters of credit in the amount of $202,000 (December 31, 2003 – $198,000) to guarantee future payments. Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

3.	Secured convertible notes:

On May 14, 2004, the Company entered into a series of agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) between 724 Solutions Inc. and its wholly owned subsidiary 724 Solutions Software Inc., and Austin Ventures VI, L.P. (“AV VI”), Austin Ventures VI Affiliates Fund, L.P. (“AV VI A”), and Austin Ventures VIII, L.P. (“AV VIII”), (collectively, the “Lenders” or “Austin Ventures”) in connection with the private placement of up to $8,000,000 of Secured Convertible Promissory Notes (the “Notes”) for cash. The non-brokered private placement of secured convertible promissory notes was completed in two tranches. The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004. The second tranche of the financing involved the issuance of $4,956,000 of convertible notes and was completed on June 29, 2004 after we obtained shareholder approval of the transactions.

The Notes have a 3-year term and accrue interest at a rate of 2.5% per quarter, of which 1.25% is payable in arrears at the beginning of each quarter and the remainder of which is due at maturity. The principal amounts of the Notes and all interest owing at maturity are convertible at the option of the Lenders into Common Shares at a conversion price of $3.07 per share. The interest payable quarterly is convertible at the option of the Company into Common Shares at a conversion price of $3.07 per share. The conversion price was based on the volume weighted average trading price of the Company’s Common Shares on the TSX for the five trading days prior to May 14, 2004. If we issue any Common Shares or securities convertible into Common Shares at a price that is less than the conversion price of the Notes then in effect, then such conversion price shall be subject to a weighted average anti-dilution adjustment, whereby the conversion price will be reduced based on the weighted average price of the additional securities issued. The conversion price will not be lowered by more than 15% of the initial conversion price of $3.07.

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

We capitalize costs associated with the issuance of debt instruments and amortize these costs on a straight-line basis over the term of the debt agreements. The amount capitalized in relation to the

Notes in the three months ended June 30, 2004 was $352,000. We amortized $7,000 of this amount in the three months ended June 30, 2004 and $29,000 in the three months ended September 30, 2004. The remaining $316,000 is identified as deferred charges on the September 30, 2004 consolidated balance sheet.

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

	Three months ended September 30,		Nine months ended September 30,

(In thousands of U.S. dollars)	2004	2003	2004	2003

Net revenue by geographic location:
North America	$2,149	$2,845	$7,577	$8,380
Europe	1,311	249	1,759	1,077
Asia Pacific	42	19	216	181

	$3,502	$3,113	$9,552	$9,638

In the three months ended September 30, 2004, three customers accounted for 47%, 22% and 11% of revenue and in same period ended September 30, 2003, one customer accounted for 67% of revenue. In the nine months ended September 30, 2004, two customers accounted for 59% and 15% of revenue and in the same period ended September 30, 2003, two customers accounted for 54% and 11% of revenue.

At September 30, 2004, two customers accounted for 46% and 10% of accounts receivable and at September 30, 2003, one customer accounted for 72% of accounts receivable.

          Geographic asset distribution:

(In thousands of U.S. dollars)	September 30, 2004	December 31, 2003

North America	$811	$359
Europe	118	253

	$929	$612

5.	Share capital:

	(a)	Reverse stock split:

On April 24, 2003, our shareholders approved a ten for one reverse stock split (share consolidation) of the Company’s common shares. As a result, the historic number of shares, historic loss per share and the weighted average number of shares used in compiling basic and diluted loss per share have been restated for all periods presented to reflect the reverse stock split.

	(b)	Stock options:

At September 30, 2004 and December 31, 2003, there were options outstanding to acquire 882,265 and 724,189 common shares of the Company, respectively.

The following table summarizes the Company’s options outstanding as of September 30, 2004.

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exerciseable	Weighted average exercise price

$—	$5.00	675,426	$3.36	9.1	82,390	$3.47
5.01	10.00	156,915	5.79	7.8	118,073	5.85
10.01	20.00	18,495	16.52	5.9	16,920	16.77
20.01	50.00	3,638	32.59	6.0	3,563	33.28
50.01	100.00	7,303	79.13	6.4	5,965	80.62
100.01	500.00	20,488	225.42	6.2	12,287	230.34

		882,265	$9.97	8.7	239,198	$19.61

(c)	Loss per share:

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

Effective January 1, 2003, we adopted, on a prospective basis, the fair value measurement for stock-based compensation.  Under the fair value based method, compensation cost for option grants is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of options issued in the three months ended September 30, 2004 was $285,000, while the fair value of options issued in the three months ended September 30, 2003 was $357,000. These amounts are being amortized as expenses over the vesting period of 4 years.

The fair value of each option granted in the three months ended September 30, 2004 was estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0% (2003 – 0%), expected volatility of 60% (2003 - 60%), risk-free rate of interest of 3.97% (2003 – 3.66%) and an expected life of the option of five years.

We have assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period in which they occur. The weighted average grant date fair value of options issued in the three months ended September 30, 2004 was $1.82 (2003 - $1.58).

In the three and nine months ended September 30, 2003, we recorded stock-based compensation expenses of nil and $1,616,000, respectively, related to the amortization of the deferred stock based compensation arising on the business acquisitions made in 2001.

For options issued prior to January 1, 2003, we are required to disclose the pro forma information as if we had accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method.  The following table presents the required disclosure of pro forma earnings and earnings per share.

	Three months ended		Nine months ended

(In thousands of U.S. dollars, except per share amounts)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Loss for the period	$(1,467)	$(3,859)	$(7,726)	$(17,040)
Compensation expense related to the fair value of stock options In excess of amounts recognized	(281)	(3,735)	(552)	(11,961)

Pro forma loss for the period	$(1,748)	$(7,594)	$(8,278)	$(29,001)

Pro forma loss per share:
Basic and diluted	$(0.29)	$(1.27)	$(1.38)	$(4.85)

The fair value of each option granted prior to January 1, 2003, was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in the notes to our annual consolidated financial statements.

6.	Restructuring charges:

In the three months ended September 30, 2004, we reversed $181,000 in hosting exit costs that were included as “Restructuring charges” in our financial statements for the period ended June 30, 2004 because certain hosting exit charges were lower than we initially expected. We have now fully exited all hosting arrangements related to legacy customers. Changes to our restructuring reserve in the nine months ended September 30, 2004 and 2003, are set out in the following tables.

           Nine months ended September 30, 2004

(In thousands of U.S. dollars)	Severance costs	Lease exit costs	Hosting exit costs	Total

Provision, December 31, 2003	$292	$140	$591	$1,023
Activity during the period ended September 30, 2004
Restructuring charges	1,600	500	—	2,100
Reversal of provision	(900)	—	(181)	(1,081)
Cash payments	(966)	(526)	(410)	(1,902)

Provision, September 30, 2004	$26	$114	$—	$140

           Nine months ended September 30, 2003

(In thousands of U.S. dollars)	Severance costs	Lease exit costs	Hosting exit costs	Total

Provision, December 31, 2002	$967	$1,528	$2,487	$4,982
Activity during the period ended September 30, 2003
Restructuring charges	525	175	—	700
Reversal of provision	—	—	(400)	(400)
Cash payments	(1,415)	(1,358)	(812)	(3,585)

Provision, September 30, 2003	$77	$345	$1,275	$1,697

7.	Reconciliation to Canadian GAAP:

Under Canadian securities requirements, we are required to provide a reconciliation setting out the differences between U.S. and Canadian GAAP as applied to our financial statements for the interim periods and years ended in the fiscal periods for 2004 and 2005. For the periods presented in this quarterly report, the only difference between U.S. and Canadian GAAP is the difference arising on the accounting for the secured convertible notes issued in the second quarter ended June 30, 2004.  Therefore, the amounts presented in accordance with U.S. GAAP for the 2003 periods in the quarterly balance sheet, statement of operations, statements of shareholders’ equity and statement of cash flows are consistent with Canadian GAAP.

Under U.S. GAAP, the secured convertible notes are classified entirely as debt.

Under Canadian GAAP, the $8,000,000 secured convertible notes are compound instruments that are required to be separated into liability and equity components. We have calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%, representing the estimated rate that we would be required to pay for similar borrowings with no conversion feature. The liability component amounted to $7,067,000. The residual amount of $933,000 represents the estimated equity component for the conversion option and is recorded under Canadian GAAP as the “equity portion of the secured convertible notes”.  The difference between the amounts allocated to the liability and the principal amount of the notes of $8,000,000 is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.

The following tables present the adjustments required to reconcile the 2004 statements presented under U.S. GAAP to Canadian GAAP.

Reconciliation to Canadian GAAP – Balance sheet at September 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$6,043	$—	$6,043
Short-term investments	7,963	—	7,963
Restricted cash	202	—	202
Accounts receivable, net of allowance of $31	2,651	—	2,651
Prepaid expenses and other receivables	645	—	645

Total current assets	17,504	—	17,504
Deferred charges	316	—	316
Fixed assets	929	—	929

Total assets	$18,749	$—	$18,749

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$795	$—	$795
Accrued liabilities	2,096	—	2,096
Deferred revenue	326	—	326

Total current liabilities	3,217	—	3,217
Long-term liabilities	125	—	125
Notes payable	8,000	(841)	7,159
Long-term interest payable	242	—	242

Total liabilities	11,584	(841)	10,743
Shareholders’ equity:
Share capital	764,508	—	764,508
Contributed surplus	151	—	151
Equity portion of notes payable	—	933	933
Accumulated deficit	(757,613)	(92)	(757,705)
Accumulated other comprehensive income	119	—	119

Total shareholders’ equity	7,165	841	8,006

Total liabilities and shareholders’ equity	$18,749	$—	$18,749

          Reconciliation to Canadian GAAP – Statement of operations for the three months ended Sept. 30, 2004

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$2,013	$—	$2,013
Services	1,489	—	1,489

	3,502	—	3,502
Operating expenses:
Cost of revenue	1,505	—	1,505
Research and development	1,410	—	1,410
Sales and marketing	1,093	—	1,093
General and administrative	796	—	796
Depreciation	124	—	124
Stock-based compensation:
Cost of revenue	4	—	4
Research and development	10	—	10
Sales and marketing	9	—	9
General and administrative	16	—	16
Restructuring charges	(181)	—	(181)

Total operating expenses	4,786	—	4,786
Loss from operations	(1,284)	—	(1,284)
Interest income (expense)	(183)	(78)	(261)

Loss for the period	$(1,467)	$(78)	$(1,545)

Basic and diluted loss per share	$(0.25)	$(0.01)	$(0.26)
Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,983	5,983	5,983

          Reconciliation to Canadian GAAP – Statement of operations for the nine months ended Sept. 30, 2004

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$5,704	$—	$5,704
Services	3,848	—	3,848

	9,552	—	9,552
Operating expenses:
Cost of revenue	4,570	—	4,570
Research and development	4,932	—	4,932
Sales and marketing	3,669	—	3,669
General and administrative	2,384	—	2,384
Depreciation	429	—	429
Stock-based compensation:
Cost of revenue	9	—	9
Research and development	23	—	23
Sales and marketing	20	—	20
General and administrative	37	—	37
Restructuring charges	1,019	—	1,019

Total operating expenses	17,092	—	17,092
Loss from operations	(7,540)	—	(7,540)
Interest income (expense)	(186)	(92)	(278)

Loss for the period	$(7,726)	$(92)	$(7,818)

Basic and diluted loss per share	$(1.29)	$(0.02)	$(1.31)
Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,983	5,983	5,983

          Reconciliation to Canadian GAAP
          Cash flows from operating activities for the three months ended September 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the period	$(1,467)	$(78)	$(1,545)
Items not affecting cash:
Accretion on convertible notes payable	—	78	78
Depreciation and amortization	124	—	124
Stock-based compensation	39	—	39
Other non-cash expenses	(23)	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	(146)	—	(146)
Prepaid expenses and other receivables	89	—	89
Deferred charges	29	—	29
Accounts payable	254	—	254
Long-term liabilities	(63)	—	(63)
Long-term interest payable	242	—	242
Accrued liabilities	(595)	—	(595)
Deferred revenue	(18)	—	(18)

Net cash flows from operating activities	(1,535)	—	(1,535)
Cash flows from financing activities:
Issuance (principal repayment) of notes payable	—	—	—
Cash flows from investing activities:
Purchase of fixed assets	(133)	—	(133)
Sale (purchase) of short-term investments, net	(6,463)	—	(6,463)

Net cash flows from investing activities	(6,596)	—	(6,596)

Increase (decrease) in cash and cash equivalents	(8,131)	—	(8,131)
Cash and cash equivalents, beginning of period	14,174	—	14,174

Cash and cash equivalents, end of period	$6,043	$—	$6,043

          Reconciliation to Canadian GAAP
          Cash flows from operating activities for the nine months ended September 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the period	$(7,726)	$(92)	$(7,818)
Items not affecting cash:
Accretion on convertible notes payable	—	92	92
Depreciation and amortization	429	—	429
Stock-based compensation	89	—	89
Other non-cash expenses	17	—	17
Changes in operating assets and liabilities:
Accounts receivable	(354)	—	(354)
Prepaid expenses and other receivables	3	—	3
Deferred charges	(316)	—	(316)
Accounts payable	384	—	384
Long-term liabilities	125	—	125
Long-term interest payable	242	—	242
Accrued liabilities	(1,306)	—	(1,306)
Deferred revenue	(84)	—	(84)

Net cash flows from operating activities	(8,497)	—	(8,497)
Cash flows from financing activities:
Issuance (principal repayment) of notes payable	8,000	—	8,000
Cash flows from investing activities:
Purchase of fixed assets	(681)	—	(681)
Sale (purchase) of short-term investments, net	(6,215)	—	(6,215)

Net cash flows from investing activities	(6,896)	—	(6,896)

Increase (decrease) in cash and cash equivalents	(7,393)	—	(7,393)
Cash and cash equivalents, beginning of period	13,436	—	13,436

Cash and cash equivalents, end of period	$6,043	$—	$6,043

8.	Guarantees:

	(a)	General indemnities:

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

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

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

At September 30, 2004, we had one outstanding letter of credit in the amount of $202,000 to secure Company credit cards. At December 31, 2003, we had one outstanding letter of credit in the amount of $198,000 to secure Company credit cards. Letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

9.	Contingent liabilities:

The Company has been named in several class actions filed in federal court in the Southern District of New York between approximately June 13, 2001 and June 28, 2001 (collectively the “IPO Allocation Litigation”). The IPO Allocation Litigation was filed on behalf of purported classes of plaintiffs who acquired the Company’s common shares during certain periods. These lawsuits have since been consolidated into a single action and an amended complaint was filed on or about April 19, 2002. Similar actions have or since been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York.

The amended complaint in the IPO Allocation Litigation names as defendants, in addition to the Company, some former directors and officers of the Company (the “Individual Defendants”) and certain underwriters of the Company’s initial public offering of securities (the “Underwriter Defendants”). In general, the amended complaint alleges that the Underwriter Defendants: (1) allocated shares of the Company’s offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company’s initial public offering to certain of the Underwriter Defendants’ customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The amended complaint also alleges that the Company and the Individual Defendants failed to disclose these facts and that the Company and the Individual Defendants were aware of, or disregarded, the Underwriter Defendants’ conduct. In October 2002, the Individual Defendants were dismissed from the IPO Allocation Litigation without prejudice.

In July 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the Individual Defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Allocation Litigation.

If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Allocation Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the IPO Allocation Litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

724 Solutions Inc. is a leading provider of next-generation IP-based network and data services. We were incorporated in 1997, and in 1999 we introduced our initial products and solutions for the financial services industry (“FI”). In 2001, we began offering our products to mobile network operators (“MNO’s”).

During 2002, we concluded that adoption of wireless technologies by the financial services industry had slowed considerably and that such organizations would remain conservative about this type of investment for the foreseeable future.  At the same time, our analysis indicated that the opportunity in the MNO sector was potentially larger and also likely to develop sooner. Therefore, we made the decision to principally focus on the MNO market with a corresponding diminished focus on the delivery of financial services applications.

Accordingly, we have adjusted the size of our investments in these two areas, substantially reducing the level of investment for the FI market, while bolstering that for the MNO market.  We continue to monitor our cost structure to ensure that the investments we make on a product-by-product basis are appropriate to the revenue opportunities we believe exist.

We believe that MNO’s planning next-generation data networks face two distinct challenges. Firstly, data networks must be designed to support a wide variety of new revenue opportunities, partnerships and technologies so that the mobile operators can adjust their strategies quickly.  Secondly, mobile operators must deploy data networks that can grow smoothly and reliably, without creating economic barriers or compromising return on investment.

724 Solutions designed the X-treme Mobility Suite (“XMS”) of products to address the challenges mobile operators face in deploying next-generation data networks.  Our XMS gateway products enable mobile operators to implement solutions based on emerging open standards technologies including WAP 2.0, MMS, SMS and J2ME.  XMS application enablers support a wide variety of third party content initiatives. The X-treme Mobility Suite provides the flexibility, scalability and total cost of ownership metrics that help ensure both the short-term and long-term success of next-generation mobile data networks.

Our customers currently include leading mobile network operators. With our corporate office in Santa Barbara, California, we have development and sales offices around the world, including Hong Kong, Switzerland, Canada, the United Kingdom and the United States.

DEVELOPMENTS IN THE THIRD QUARTER OF 2004

NASDAQ LISTING

Effective at the opening of business on July 13, 2004, we transferred our U.S. listing from The Nasdaq National Market to The Nasdaq SmallCap Market. Our stock continues to trade under the symbol of “SVNX.” There is no change to our Toronto Stock Exchange listing where our stock trades under the symbol “SVN.”

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

Software license agreements can be multiple element arrangements that include related maintenance and implementation fees. Accordingly, the fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of fair value (“VSOE”) of each element in accordance with SOP97-2. For these multiple element contracts falling under SOP 97-2 for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, if we have VSOE for all undelivered elements (typically, services and maintenance) we can record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

In some Software license agreements, some of our products cannot be considered “off-the-shelf” and the professional services fees may be essential to the functionality of the software. In these circumstances, we recognize revenue as services are performed and revenue is earned.

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

PRODUCT REVENUE

Product revenue consists of the following:

•

Variable License Fee Arrangement – a variable license fee based on the numbers of users or the total capacity in a period. Revenue is recognized on an ongoing basis and will vary with the number or the total capacity of our customers’ end users.  There may be a cap on the total license fees paid by our customer for a particular product.

•

Fixed License Fee Arrangement – a one-time license fee for a fixed number of copies or unlimited use of the software for a period of time ranging from 3 months to perpetuity.  We typically recognize the upfront fees in the period the contract is executed or shortly thereafter.

•

Reseller Arrangement – the reseller typically pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above. We recognize royalty fee revenue when the amount is determinable and all of our other revenue recognition criteria for license revenue are met.

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

MAINTENANCE FEES

We receive revenue from maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer’s license fee. If associated with the fixed fee license model, the maintenance revenues received will be recorded as deferred revenue and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any maintenance payments will be recognized on a monthly basis as earned.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The significant differences between U.S. and Canadian generally accepted accounting principles as applied to our consolidated financial statements are reconciled in note 7.

REVENUE

PRODUCT REVENUE

Product revenue increased to $2.0 million and $5.7 million for the three and nine months ended September 30, 2004, respectively, compared to $1.7 million and $5.3 million in the corresponding periods in 2003. As indicated in the “Overview” section, we have increased our focus on MNO’s through our XMS suite of products while we have reduced our focus on the financial services industry. Product revenue from our XMS suite of products increased to $2.0 million and $5.5 million for the three and nine months ended September 30, 2004, respectively, from $1.6 million and $4.2 million for the same periods in 2003. Product revenue from the financial services industry was $48,000 and $222,000 for the three and nine months ended September 30, 2004, respectively, compared to $54,000 and $1.1 million for the same periods in 2003.

SERVICE REVENUE

Service revenue increased to $1.5 million for the three months ended September 30, 2004 from $1.4 million in the corresponding period in 2003. For the nine months ended September 30, 2004, service revenue decreased to $3.8 million from $4.3 million in the corresponding period in 2003. The year to date decrease resulted from changing our customer focus to MNO’s and our product focus to the XMS suite of products. Service revenue from our XMS suite of products increased to $1.3 million and $3.0 million for the three and nine months ended September 30, 2004, respectively, from $535,000 and $1.5 for the same periods of 2003. Service revenue from the financial services industry decreased to $236,000 and $813,000 for the three and nine months ended September 30, 2004, respectively, from $903,000 and $2.9 million for the same periods in 2003.

OPERATING EXPENSES

COST OF REVENUE

Cost of revenue (COR) consists primarily of personnel costs associated with customer support, training and implementation, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.

Cost of revenue was $1.5 million and $4.6 million for the three and nine months ended September 30, 2004, respectively, compared to $1.5 million and $4.5 million for the corresponding periods in 2003. Cost of revenue, as a percentage of revenue, was 43% and 48% for the three and nine months ended September 30, 2004, respectively, compared to 47% and 46% for the corresponding periods in 2003.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include independent contractors and consultants, software licensing expenses and allocated operating expenses.

Research and development expenses decreased to $1.4 million and $4.9 million for the three and nine months ended September 30, 2004, respectively, compared to $2.0 million and $7.5 million for the corresponding periods in 2003. The decreases are a result of our restructuring initiatives through which we have reduced our R&D headcount and developed a more streamlined, integrated and focused product road map that reduced duplication in the R&D process. We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 40% and 52% for the three and nine months ended September 30, 2004, respectively, compared to 65% and 78% for the same periods in 2003.

SALES AND MARKETING

Sales and marketing (S&M) expenses include compensation of sales and marketing personnel as well as expenses related to public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing expenses were $1.1 million and $3.7 million for the three and nine months ended September 30, 2004, respectively, compared to $1.4 million and $5.7 million for the corresponding periods in 2003. The decreases are a result of the reduction in the number of sales and marketing personnel and reduced spending on discretionary marketing programs. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 31% and 38% for the three and nine months ended September 30, 2004, compared to 44% and 59% for the same periods in 2003.

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

G&A expenses were $796,000 and $2.4 million for the three and nine months ended September 30, 2004, respectively, compared to $846,000 and $3.1 million for the corresponding periods in 2003. The decreases reflect our efforts in our restructuring initiatives to reduce complexity in our operations and to make our infrastructure efficient in order to support our business in the current market environment. G&A expense, as a percentage of revenue, was 23% and 25% for the three and nine months ended September 30, 2004, compared to 27% and 32% for the same periods in 2003.

DEPRECIATION AND AMORTIZATION

Depreciation expense decreased to $124,000 and $429,000 in the three and nine months ended September 30, 2004, respectively, from $178,000 and $740,000 in the corresponding periods in 2003. The decreases are a result of the decommissioning of redundant fixed assets and reductions in capital expenditures resulting from our restructuring initiatives.

Amortization expense was nil for the three and nine months ended September 30, 2004, compared to $1.2 million and $3.5 million for the same periods in 2003. The amortization expense in 2003 represented the amortization of acquired technology, which was amortized over a period of two to five years. The carrying value of acquired technology is nil.

STOCK-BASED COMPENSATION

Effective January 1, 2003, we prospectively adopted full fair value accounting for stock based awards as prescribed by SFAS 123 “Accounting for Stock Based Compensation”.  Prior to January 1, 2003, we elected not to apply fair value accounting to stock based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not accounted for under the fair value method, we accounted for stock based compensation based upon an intrinsic value method of accounting for stock-based compensation.  Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period.  In accordance with the prospective transitional option permitted under FAS148, we retroactively applied the fair value based method to all employee stock options granted, modified or settled on or after January 1, 2003.  Since the total stock option expense for 2003 using the fair value based method was only $62,000, we have determined that it is not necessary to restate our 2003 quarterly results.

Historically, our stock-based compensation has primarily represented the amortization of deferred stock-based compensation recorded as a result of assuming, through acquisitions, stock option plans that included unvested options and common shares. This stock-based compensation was amortized on a straight-line basis over the vesting period of these options, and was fully amortized by September 30, 2003.

For the three and nine months ended September 30, 2004, stock-based compensation was $39,000 and $89,000, respectively, compared to nil and $1.6 million for the same periods in 2003. The 2004 amounts relate to the amortization of the fair value of stock options granted since January 1, 2003, while the 2003 amounts primarily relate to the amortization of deferred stock compensation associated with acquisitions.

RESTRUCTURING COSTS

In the three months ended September 30, 2004, we reversed $181,000 in hosting exit costs that were included as “Restructuring charges” in our financial statements for the period ended June 30, 2004 because certain hosting exit charges were lower than we initially expected. We have now fully exited all hosting arrangements related to legacy customers.

In the nine months ended September 30, 2004 we recorded a net restructuring charge of $1.0 million. There was no charge in the third quarter of 2003 and we recorded a net restructuring charge of $300,000 in the nine months ended September 30, 2003.

We have $140,000 in restructuring reserves included in our “Accrued liabilities” as of September 30, 2004. This amount is composed of severance costs of $26,000 and lease exit costs of $114,000. See note 6 to our consolidated financial statements for the three and nine months ended September 30, 2004 for further details.

NET LOSS

For the three months ended September 30, 2004, our net loss decreased to $1.5 million from $3.9 million in the same period in 2003. Revenue increased by $389,000 and our restructuring initiatives resulted in significantly lower costs as COR, R&D, S&M and G&A expenses decreased by a total of $878,000. Other items positively impacting the results for the three months ended September 30, 2004 compared to the same period in 2003 included: the hosting exit cost reversal of $181,000 described above, compared to a restructuring charge of nil in 2003; depreciation of $124,000 in 2004 compared to $178,000 in 2003; and amortization of nil in 2004 compared to $1.2 million in 2003. Items negatively impacting results for the three months ended September 30, 2004 compared to the same period in 2003 included: stock-based compensation of $39,000 in 2004 compared to nil in 2003 and net interest expense of $183,000 compared to net interest income of $44,000 in 2003.

For the nine months ended September 30, 2004, our net loss decreased to $7.7 million from $17.0 million in the same period in 2003. Despite the revenue decline of $86,000 resulting from our reduced focus on the financial services industry, we improved results through significantly lower costs. COR, R&D, S&M and G&A expenses decreased by a total of $5.2 million in the nine months ended September 30, 2004 compared to the corresponding period in 2003. Other items positively impacting results for the nine months ended September 30, 2004 compared to the same period in 2003 included: depreciation of $429,000 in 2004 compared to $740,000 in 2003; amortization of intangible assets of nil in 2004 compared to $3.5 million in 2003, and stock-based compensation of $89,000 in 2004 compared to $1.6 million in 2003. Items negatively impacting results for the nine months ended September 30, 2004 compared to the same period in 2003 included: restructuring charges of $1.0 million in 2004 compared to $300,000 in 2003 and net interest expense of $186,000 in the nine months ended September 30, 2004 compared to interest income of $222,000 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $1.5 million and $8.5 million for the three and nine months ended September 30, 2004, respectively, compared to $6.4 million and $19.1 million for the corresponding periods in 2003, as we have significantly reduced our workforce and expense structure through our restructuring efforts. Net cash used in operating activities for the three months ended September 30, 2004 consisted of our net loss of $1.5 million less non-cash items, including depreciation and amortization of $124,000 and stock-based compensation expense of $39,000, and a net cash outflow of $231,000 related to balance sheet account changes.

Cash flows from financing activities was nil and $8.0 million for the three and nine month periods ended September 30, 2004, respectively, compared to nil and a cash use of $600,000 in the corresponding periods in 2003. The $8.0 million represents the proceeds from the convertible debt issuance completed in the second quarter of 2004. The $600,000 payment in 2003 represents the final two payments of a note payable that was repaid by the end of the first quarter of 2003. There have been no common shares issuances in 2003 or 2004.

Excluding the sale (purchase) of short-term investments and restricted cash changes, cash used in investing activities was $133,000 and $681,000 for the three and nine month periods ended September 30, 2004, respectively, compared to a cash source of $49,000 in the three months ended September 30, 2004 and a cash use of $39,000 in the nine months ended September 30, 2003. The amounts relate to net purchases of fixed assets.

Total cash use, excluding the sale (purchase) of short-term investments, and restricted cash changes, was $1.7 million and $1.2 million for the three and nine month periods ended September 30, 2004,

respectively, compared to cash use of $6.4 million and $19.7 million in the corresponding periods in 2003. Cash flows are improved in the three months ended September 30, 2004 compared to the same period in 2003 mainly because we have significantly reduced our operating costs. In the nine months ended September 30, 2004 cash flows have been positively impacted by our improved operating results as well as the convertible debt issuance in the second quarter of 2004. In addition, there was a significant cash use in the nine months ended September 30, 2003 related to payments of amounts included in “Accrued liabilities” at December 31, 2002.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – UNITED STATES AND CANADA

In December 2003, the SEC issued Staff Accounting Bulletin No.104 (“SAB 104”), “Revenue Recognition”, which supersedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangement with Multiple Deliverables.”  SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers” document.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters that, in management’s opinion, have been prepared on a basis consistent with the unaudited consolidated financial statements contained elsewhere in this interim report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

Quarter ended	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002

(In thousands of U.S. dollars, except per share amounts)
Revenue:
Product	$2,013	$1,930	$1,761	$1,643	$1,676	$1,635	$2,010	$2,953
Services	1,489	1,119	1,240	1,574	1,437	1,375	1,505	2,702

Total revenue	3,502	3,049	3,001	3,217	3,113	3,010	3,515	5,655
Operating expenses:
Cost of revenue	1,505	1,537	1,528	1,577	1,458	1,422	1,574	1,680
Research and development	1,410	1,433	2,089	1,920	2,008	2,555	2,950	3,017
Sales and marketing	1,093	1,197	1,379	1,241	1,370	2,165	2,192	2,704
General and administrative	796	755	833	1,004	846	1,291	945	1,319
Depreciation	124	120	185	168	178	203	359	574
Amortization of intangible assets	—	—	—	—	1,156	1,156	1,156	1,243
Stock-based compensation:	4	3	2	6	—	—	8	57
Cost of revenue
Research and development	10	9	4	16	—	682	529	1,996
Sales and marketing	9	7	4	14	—	170	112	704
General and administrative	16	14	7	26	—	—	115	512
Restructuring costs	(181)	(900)	2,100	(250)	—	300	—	—
Write-down of fixed assets and goodwill and other intangible assets	—	—	—	9,097	—	—	—	1,285

Total operating expenses	4,786	4,175	8,131	14,819	7,016	9,944	9,940	15,091

Loss from operations	(1,284)	(1,126)	(5,130)	(11,602)	(3,903)	(6,934)	(6,425)	(9,436)
Interest income (expense)	(183)	(19)	16	32	44	85	93	166
Gain (loss) on sale of investments	—	—	—	283	—	—	—	150
Write-down of long-term investments	—	—	—	—	—	—	—	(67)

Loss for the period	$(1,467)	$(1,145)	$(5,114)	$(11,287)	$(3,859)	$(6,849)	$(6,332)	$(9,187)

Basic and diluted loss per share	$(0.25)	$(0.19)	$(0.85)	$(1.89)	$(0.64)	$(1.14)	$(1.06)	$(1.54)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,983	5,983	5,983	5,983	5,978

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements herein regarding: future developments in our markets and the markets in which we expect to compete, including the wireless communications industry; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; our ability to retain key customers; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income and expense; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

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

GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS

Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within the wireless market, our primary target market of mobile network operators. If general economic conditions are adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited, our revenue may not increase and our revenue could decrease.

MOBILE NETWORK OPERATOR FOCUS

We have made mobile network operators the main focus of our activities. Our future success depends on our ability to increase revenues from sales of our software and services directly and indirectly to mobile network operators. We may not be able to attract a large number of these customers.

Currently, only a limited number of mobile network operators and other customers have implemented and deployed services based on our products. Mobile network operators may not widely deploy or successfully sell services based on our software and services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry and have a material adverse affect on our business.

In addition, our success is dependent upon increased adoption by end users of the services that are based on our software and services. Mobile network operators and their competitors (for example, other communications providers) may successfully deploy and market services that compete with the services that are based on our technology. If subscribers of our mobile network operator customers do not increase their use of services that are based on our software and services, our operating results will be harmed.

COMPETITIVE LANDSCAPE

Many of our competitors are significantly larger than us in terms of revenue, marketing and research and development expenditures and numbers of employees in their sales, services and support organizations. The competitors we face on our X-treme Mobility Suite (“XMS”) sales opportunities include Nokia, Ericsson, Comverse, Alcatel and Openwave. Our success is dependent on our ability to win our share of these opportunities against these larger competitors and to retain our customers. Many of these competitors are able to bundle other products (including handsets and/or network equipment) into sales of competitive products, which they might argue reduces risk to their customers.  We do not believe that we can offer similar product bundles, which could prevent us from competing with these competitors, offering similar pricing, retaining key customers or acquiring new customers.

CUSTOMER CONCENTRATION

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. In the three months ended September 30, 2004, 47% of our revenue was derived from Hewlett-Packard in connection with the sale of our software to one North American mobile network operator. Most of our revenue from this customer and our other customers depends on their continued use of our products. If our customers discontinue or materially reduce their use of our products, or obtain one or more additional suppliers of competing software and services, our revenues will decline.

We believe that we may continue to rely upon a limited number of customers for a significant portion of our revenues in the foreseeable future, and any failure by us to capture or retain a significant share of these customers could materially harm our business.

Also, if our customer base consolidates, we will have increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general.

INTERNATIONAL MARKETS

We expect that sales in international markets will be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly outside North America.  Risks inherent in conducting business internationally include:

•	reliance on local distribution partners;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements applicable to our business;

•	customer concentration;

•	the pace of adoption of our technology;

•	export restrictions on encryption and other technologies;

•	difficulties in collecting accounts receivable resulting in longer collection periods;

•	lower pricing of license and professional service fees; and

•	differences in foreign laws and regulations, including foreign tax, intellectual property, labour and contract law.

Any of these factors could harm our international operations and, consequently, our operating results and growth.

LIQUIDITY

In order to help ensure that we would have sufficient capital to take advantage of our core business opportunities, we have taken significant actions to reduce our operating expenses. However, most of our operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable, and these expense levels are based in part on our expectations regarding future revenues. As a result, any sustained shortfall in our revenues relative to our expectations would negatively impact our operating results. Accordingly, if the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

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

EMPLOYEES

Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. There are only a limited number of persons with the requisite skills to serve in many key management and non-management positions, and it is difficult to retain and hire these persons. If we are unable to do so, our business could be negatively affected. The morale of our current employees may have been adversely affected by previous workforce reductions, impacting performance. Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these staffing reductions or otherwise.

GROSS MARGINS

We believe that certain factors in the current market may contribute to the risk that our gross margins will decrease in future fiscal quarters. We may have to lower our prices in order to accommodate our customers. In addition, many of our customers are reluctant to make a commitment to pay large upfront license fees or to guarantee purchases of a minimum number of licenses or licensed capacity, which could also cause our revenues to decrease. Some mobile network operators are also unwilling to pay for installations and customizations to our products, which could negatively impact our operating results.

INTELLECTUAL PROPERTY

Although we are not currently aware of any claims asserted by third parties that our products infringe their intellectual property rights, in the future, third parties may assert claims of this kind. We cannot predict whether third parties will assert these types of claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these types of claims, whether they are with or without any merit or whether they are resolved in favor of or against us, or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may not be available on acceptable terms, or at all, which could prevent us from selling our products, increase our expenses or make our products less attractive to customers.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

IMPACT OF INTEREST RATE EXPOSURE

As of September 30, 2004, we had approximately $14.2 million in cash and cash equivalents, short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is sensitive to changes in the level of prevailing interest rates.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar. In the foreseeable future the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. In the three months ended September 30, 2004, we incurred realized and unrealized foreign currency losses relating to the translation of our non-US denominated monetary assets and liabilities of approximately $52,000.

Item 4.     Controls and Procedures.

Prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company’s disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.          OTHER INFORMATION

Item 1.     Legal Proceedings.

          The Company has been named in several class actions filed in federal court in the Southern District of New York between approximately June 13, 2001 and June 28, 2001 (collectively the “IPO Allocation Litigation”). The IPO Allocation Litigation was filed on behalf of purported classes of plaintiffs who acquired the Company’s common shares during certain periods. These lawsuits have since been consolidated into a single action and an amended complaint was filed on or about April 19, 2002. Similar actions have or since been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York.

          The amended complaint in the IPO Allocation Litigation names as defendants, in addition to the Company, some former directors and officers of the Company (the “Individual Defendants”) and certain underwriters of the Company’s initial public offering of securities (the “Underwriter Defendants”). In general, the amended complaint alleges that the Underwriter Defendants: (1) allocated shares of the Company’s offering of equity securities to certain of their customers, in exchange for which these customers agreed to pay the Underwriter Defendants extra commissions on transactions in other securities; and (2) allocated shares of the Company’s initial public offering to certain of the Underwriter Defendants’ customers, in exchange for which the customers agreed to purchase additional common shares of the Company in the after-market at certain pre-determined prices. The amended complaint also alleges that the Company and the Individual Defendants failed to disclose these facts and that the Company and the Individual Defendants were aware of, or disregarded, the Underwriter Defendants’ conduct. In October 2002, the Individual Defendants were dismissed from the IPO Allocation Litigation without prejudice.

          In July 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the Individual Defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval.  The Company is unable to determine whether or when the settlement will be approved or be finalized.

          If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3.     Defaults Upon Senior Securities.

          None.

Item 4.     Submission of Matters to a Vote of Security Holders.

          None.

Item 5.     Other Information.

          None.

Item 6.     Exhibits.

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

Signatures	Titles	Date

/s/ JOHN J. SIMS	Chief Executive Officer	November 11, 2004
(principal executive officer)
John J. Sims

/s/ GLENN BARRETT	Chief Financial Officer	November 10, 2004
(principal financial and accounting officer)
Glenn Barrett