Form 10-K
period 2004-12-31
724 SOLUTIONS INC
filed 2005-03-18
CIK 1097641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

(805) 884-8308
 (Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common shares on June 30, 2004 of $3.10, as reported on the Nasdaq National Market, was approximately $16.8 million.  Common shares held as of June 30, 2004 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 1, 2005, the Registrant had outstanding 6,030,744 common shares, no par value.

Documents Incorporated by Reference

Portions of the definitive Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004, are incorporated by reference into Part III.

INDEX

724 SOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

OVERVIEW

AN INVESTMENT IN OUR COMMON SHARES INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES.  WE ENCOURAGE YOU TO CAREFULLY REVIEW THE INFORMATION SET FORTH IN THIS ITEM I UNDER THE CAPTIONS “RISK FACTORS” AND “INFORMATION REGARDING FORWARD-LOOKING STATEMENTS” FOR A DESCRIPTION OF THESE RISKS AND UNCERTAINTIES.

          724 Solutions designs, develops, markets and supports software products for use by mobile network operators worldwide. Mobile network operators are telecommunications companies that provide a range of mobile voice and data communications services to their consumer and business customers.  Examples of large mobile network operators include Verizon Wireless, Cingular Wireless, Sprint PCS, Vodafone Group and China Mobile.

          We offer software products that enable Internet connectivity to mobile devices such as mobile phones and handheld computing devices.  We also offer software that helps to deliver text messaging, multimedia messaging, voice services and transactions to mobile network operators’ end user customers using mobile phones and handheld computing devices.

          We were incorporated in 1997 and in 1999 we introduced our initial products. Initially, we focused on creating wireless software products that assisted financial services companies in making their traditional services available to their customers wirelessly from mobile phones and other handheld computing devices.  In January 2001, we acquired Tantau Software with a view to expanding our customer base, utilizing Tantau’s software products to strengthen our products offered to financial services customers, and to expand our sales to mobile network operators.  In 2001, we began offering our mobile alerting software products and our mobile Internet gateway product (software that enables internet connectivity to mobile devices) to mobile network operators. In October 2002, our products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite (XMS) of products.  We no longer offer products developed specifically for financial institutions, although we continue to provide services to a small number of financial services customers and continue to support earlier sales to them.

          During 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably.  At the same time, we judged that the market for mobile data services in the mobile network operator sector was potentially larger and likely to develop sooner. As a consequence, we began a process to restructure the company to focus on business opportunities in the mobile network operator marketplace.  During 2004, we completed this process and are now focused on selling our software products to mobile network operators.

          We continue to develop and expand our X-treme Mobility Suite of products for mobile network operators to assist them in growing their next-generation data services.  In addition, we may in the future acquire products and/or companies that have developed software that aligns with our XMS suite of products.

          Our website is www.724.com.  Information appearing on our website shall not be deemed to be part of this report.

ACQUISITIONS

          We have completed four acquisitions:

          YRLESS.    In March 2000, we acquired Internet messaging gateway developer YRLess Internet Corporation of Oakville, Ontario. YRLess developed the YMG-2000, a scaleable, platform-independent carrier-grade short messaging service gateway for mobile data carriers.

          EZLOGIN.    In June 2000, we completed our acquisition of Ezlogin, a provider of Internet software tools for user directed personalization.

          SPYONIT.    In September 2000, we completed our acquisition of Chicago-based Spyonit, a provider of intelligent alerting software.

          TANTAU SOFTWARE.    In January 2001, we completed our acquisition of Austin-based Tantau Software, a developer and designer of software and related services that enable enterprises to conduct high-volume, secure, m-commerce transactions. As part of the transaction, 724 Solutions issued to Tantau’s equity holders 1.9 million shares and outstanding options to purchase shares of Tantau were converted into options to purchase an aggregate of 180,000 of our shares (all adjusted for the 10 for 1 reverse split undertaken in April 2003). After the completion of the transaction, 724 Solutions’ shareholders owned approximately 68% of the combined company and Tantau’s shareholders owned approximately 32% of the company, on a fully diluted basis.

          The purpose of the acquisition was to create a global provider of software primarily for the mobile data marketplace. The combined company was intended to have an expanded geographic presence and set of customers, strong infrastructure and application technology, an experienced management team, and a greater ability to address a broader market, including the mobile network operator market. Our X-treme Mobility Gateway product that we sell to mobile network operators incorporates technology that we acquired through our purchase of Tantau. Following the completion of the transaction, John Sims, Tantau’s president and chief executive officer, assumed the role of chief executive officer of 724 Solutions, and Harald Sammer of Tantau was appointed as our chief technology officer.  In addition, upon the completion of the acquisition of Tantau, our Board of Directors expanded to 13 members, including John Sims and three other Tantau appointees. The remaining nine Board members carried forward from 724 Solutions.

INDUSTRY OVERVIEW

          Our principal focus is to design, develop, acquire, market and support software products for the mobile telecommunications marketplace. In this market, we work with mobile network operators and other industry participants to deliver a wide variety of data services.

          Over the course of the past 10 years, mobile network operators have developed a mobile data business that is built around a series of discrete data services that now collectively generate a meaningful percentage of their overall revenues. These data services include games, polyphonic ring tones, color content and graphics, animation, short messaging services (SMS) and multi-media messaging services (MMS). Also, mobile network operators are introducing services based on location technologies, e-mail services and application to peer services such as a multimedia message showing the winning goal in a sporting event. Our software assists mobile network operators in delivering these services.

          Mobile network operators, equipment manufacturers and infrastructure and application software providers are responding to the growing demand for wireless access to Internet-related and other mobile data services in a variety of ways. For example, mobile network operators continue to rollout next generation networks, which are required for the delivery of advanced mobile data services and improved user experience with existing services. Our software products address important aspects of these next generation networks. Mobile phone and other mobile equipment manufactures are also increasingly making mobile data functionality a key feature of their product offerings. For example, mobile device manufacturers are increasingly offering higher quality and feature-rich mobile devices. We expect that the continued implementation of next generation networks and the continued development of mobile devices will contribute to a further increase in the use of data services and a greater reliance on software like ours to support those services.

BUSINESS STRATEGY

          THE MARKET OPPORTUNITY

          As mobile network operators deploy their next-generation data networks, they face many challenges. We believe that next-generation data networks need to allow mobile network operators to make use of best-of-breed components that enable a wide variety of new revenue generating opportunities. It is also important that mobile network operators deploy a reliable data network that can seamlessly support the dramatic growth of next-generation services, without creating economic barriers or compromising their return on investment.  We have designed our X-treme Mobility Suite of products to provide mobile network operators with compelling solutions to these challenges.

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

          IMPROVE OPERATING EFFICIENCY: We maintain a conservative approach to the management of costs and have implemented a series of initiatives over the past three years to substantially improve our cost structure. We will continue to look for ways to reduce our operating costs and deliver our products efficiently.

          RETAIN OUR KEY EMPLOYEES: As a software company, we are keenly aware of the critical importance of our key personnel to our success. To ensure that employees are motivated to remain with the company and to continue contributing their valuable expertise and experience, we strive to create a desirable work environment, to provide challenging work assignments and to offer competitive compensation programs.

724 SOLUTIONS – CUSTOMER BENEFITS

          We believe that our products enable customers to maintain and deepen consumer relationships and accelerate the adoption of mobile data services and derive new revenue streams. Our products can be rapidly implemented, integrate easily with existing systems, are scalable and provide a robust platform for future growth. Key benefits of our products include:

          ACHIEVE LEVELS OF RELIABILITY ON PAR WITH VOICE NETWORKS: Our core technology is capable of being deployed in a robust and geographically distributed basis, allowing our customers to achieve levels of availability equivalent to those derived from voice networks.

          RAPIDLY INTRODUCE NEW AND INNOVATIVE PREMIUM CONTENT: Our products are designed to allow mobile network operators to rapidly provision premium content providers into mobile data services, and to manage the complex business rules associated with those services.

          EASE OF INTEGRATION AND OPEN STANDARDS: Our products link to our customers’ existing systems, enabling them to reduce their initial investment, and to extend the productivity and functionality of their existing infrastructure to offer new services.

          IMPROVE SCALABILITY AND FLEXIBILITY: Our products are designed to scale linearly to accommodate the growth of our customers’ mobile data services, allowing our customers to synchronize the growth of their infrastructure investments with the growth in their mobile data revenues.

OUR PRODUCTS

          724 Solutions designs, develops, markets, acquires and supports software products designed for deployment on large-scale mobile data networks. Our X-treme Mobility Suite of products currently consists of our X-treme Mobility Gateway, X-treme MMS Accelerator, X-treme Service Activity Manager, X-treme Alerts Platform and Multimedia Application Gateway products, each of which is described in more detail below. These products are all designed for use in mobile data networks, but each performs unique functions and may be used and purchased separately by our customers. These products were developed to be reliable, scalable and fault tolerant and have the following features:

•	Open Architecture – Our products support widely used communications standards, protocols and programming languages such as WAP, MMS, SMS and Java technologies.

•	Flexible Framework – Our products feature adaptive architecture that allows modular enhancements such as new protocols, well-defined customization points and interfaces.

•	Scalable – Our products are designed to be scalable across both processors and machines.

•	High Performance – Our products are designed to allow fast transaction processing in order to permit efficient hardware utilization.

          The software products within XMS enable mobile network operators to implement solutions based upon open standards technologies such as WAP, MMS, SMS, J2ME and others. The applications and services enablers within XMS are specifically designed to assist mobile network operators in implementing innovative business models and bringing highly targeted content to their subscribers. A more detailed description of these products is set out below.

          X-treme Mobility Gateway

          The X-treme Mobility Gateway (XMG) is an open, secure, scalable and fault tolerant software product that is used in a mobile network operator’s data network. XMG allows mobile device users to connect to a mobile network operator’s data network.  During the connection setup, XMG facilitates the user’s login to the mobile network operator’s network.  Once a user is connected, the user can send requests for data services, such as mobile ringtones, from the user’s mobile device.  These requests are sent from the user’s mobile device to XMG, and XMG forwards the request to the data service provider.  The data service provider then sends the data as a response to XMG, which forwards it on to the appropriate user device.   Sales of our XMG product accounted for approximately 74% of the revenue from our XMS suite in the year ended December 31, 2004.

          X-treme MMS Accelerator

          The X-treme MMS Accelerator (XMA) is an open and standards-based software product used in a mobile network operator’s data network.  XMA delivers multimedia messages, such as picture messages, from a mobile network operator’s network to a user’s device.  XMA is designed to deliver “bulk” multimedia messages that are time sensitive in a cost-efficient manner.  An example is a multimedia message containing a sporting event video clip, which must be delivered to many users’ devices very soon after the sporting event is completed.

          X-treme Service Activity Manager

          The X-treme Service Activity Manager (XSAM) is a software product that is used in a mobile network operator’s data network.  XSAM allows mobile network operators to create reusable common business processes to allow third party content providers to quickly integrate into the mobile network operator’s data network, and provide content to mobile users.  An example of a business process is “check to see if this prepaid user’s account balance is sufficient to buy this ringtone”.  XSAM allows this process to be defined once by the mobile network operator, and then used by each third party content provider interested in delivering ringtones, or similar data content.  XSAM also allows mobile network operators to string many of these business processes together to form a complete data service.

          X-treme Alerts Platform and Applications

          Our X-treme Alerts Platform (XAP) is a software product that allows mobile network operators to offer alerting services to mobile device users. XAP provides a mechanism to capture the user’s content interests, such as,  “I’m interested in seeing my favorite football team’s game highlight.”  XAP scans the content to determine if a user’s content interest is matched.  If matched, XAP formulates a message in a format specified by the user and then sends it to the mobile operator’s delivery infrastructure for delivery to the user’s mobile device. In addition, through mobile network operators, we deliver a series of actionable alerting solutions for their own use and for them to offer to their enterprise customers to help them lower operating costs and improve customer relationship management.  These actionable alerting solutions include collections management, fraud management and account management notifications. These solutions involve a broad range of notification channels including SMS, MMS, WAP Push, Instant Messaging, email and voice.

          Multimedia Application Gateway

          Multimedia Application Gateway (AGW) is a software product that provides subscriber functionality to a mobile network operator’s multimedia messaging services.  AGW has been decoupled from the mobile network operator’s multimedia message delivery infrastructure, usually provided by a Multimedia Messaging Service Center (MMSC), so that new multimedia functionality can be added into AGW, allowing mobile network operators to rapidly deploy new multimedia services, without the need to update their messaging infrastructure.

          The current subscriber functionality provided by AGW is Legacy Device support, Email Smart Push and Multimedia Album.

•

Legacy Device Support:  As mobile network operators offer multimedia services, such as picture messaging, the subscribers to whom they can offer these services is limited to those subscribers with multimedia capable terminals. With Legacy Device support, subscribers who do not have multimedia capable devices can still participate in multimedia services.  These subscribers receive a text message with a link to a website where they can view the multimedia messages sent to them.  This expands the addressable subscriber base for multimedia services.

•	Email Smart Push (ESP): ESP allows multimedia subscribers to send multimedia messages to email addresses. This expands the addressable subscriber base for multimedia services.

•

Multimedia Album: The Multimedia Album is a web-based service that allows subscribers to create, edit, store, send and share multimedia messages.  Additionally, subscribers can upload multimedia messages from their terminals into their albums, and upload media from their PCs into their album.

SUPPORT SERVICES

          Together with our resellers and distributors, we offer a services suite that includes professional services, training services, support and XAP application hosting. These services are designed to quickly deliver cost-effective solutions.

•

Professional Services – Our professional services team and our system integrators provide our customers with a range of services to allow them to rapidly integrate and deploy our technology and bring their various mobile data services and applications to market. Our professional services focus on those areas where our products interface with our customers’ internal systems.

•

Training Services – We provide our customers with sophisticated product information and hands-on experience in order to help improve productivity and minimize learning time so they can take full advantage of their technology investment.

•	Customer Support – We provide our customers with ongoing technical support as an essential part of the sale and servicing of our products.

•

XAP Application Hosting – We provide a managed X-treme Alerts Platform, including voice alerts, Short Message Service (SMS) alerts, Multimedia Message (MMS) alerts, fraud alerts, and collection alerts.  Our XAP software is hosted in New Jersey with Computer Sciences Corporation and the voice hardware is housed in Florida with InterVoice.

CUSTOMERS

          We sell our software products to customers throughout the world, primarily directly or indirectly through resellers and systems integrators to mobile network operators. In addition, we provide our customers with professional and training services.

          Our agreements with our mobile network operator customers grant them nonexclusive licenses to use our software in connection with providing mobile data services to their subscribers. Similarly, our agreements with resellers and systems integrators grant the resellers and systems integrators nonexclusive licenses to resell our software to mobile network operators in connection with providing mobile data services to their subscribers. The relevant contractual terms, including pricing and payment terms for licenses, are negotiated with each customer. Products are licensed under either a perpetual license model or under a time-based license model. In addition, we typically provide fee-based maintenance and support services to mobile network operators, directly or indirectly through resellers and systems integrators under which they receive error corrections and remote support.

          In 2004, we derived approximately 0%, 70.4%, 28.2% and 1.4% of our revenues from customers in Canada, the United States, Europe and Asia Pacific, respectively. In 2003, we derived approximately 1.6%, 81.0%, 11.0% and 6.4% of our revenues from customers in Canada, the United States, Europe and Asia Pacific, respectively. See note 13 to our consolidated financial statements.

          In the year ended December 31, 2004, our revenue from Hewlett-Packard in connection with the re-licensing of our software to Sprint PCS, and the performance of related services accounted for approximately 51% of our total revenue.  We also derive a small portion of our revenue from Hewlett-Packard in connection with its re-licensing of our software to another mobile network operator. As discussed below, our future revenues from Hewlett-Packard in connection with the deployment of our software at Sprint PCS will depend on whether, and the extent to which, Sprint PCS continues to use our software for its new customers. While, through our reseller relationship with Hewlett-Packard, we have been and continue to be the Sprint PCS Vision gateway supplier, supporting over 6 million Vision subscribers, we continue to see aggressive competition from Openwave Communications at Sprint PCS. We expect the competitive threat at Sprint to intensify over the coming months. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

          HEWLETT-PACKARD COMPANY

          In January 2002, we entered into a subcontract agreement with Hewlett-Packard Company in connection with a wireless gateway project at Sprint PCS, Hewlett-Packard’s customer. Under this agreement, we licensed our X-treme Mobility Gateway product to Hewlett-Packard for re-licensing the software to Sprint PCS. We also agreed, as subcontractor for Hewlett-Packard, to develop custom software for Sprint and to perform related services in connection with the software. These services include the integration of the software at Sprint PCS and ongoing, consultancy, training and maintenance and support services in connection with the software.  All of these services are performed as a subcontractor to Hewlett-Packard.

          We receive fees under our subcontract agreement with Hewlett-Packard through:

•

License fees for the use of our software. The software that we have licensed to Hewlett-Packard for re-licensing to Sprint PCS is installed in Sprint PCS’s data network and is used by Sprint PCS to offer data services to its customers. For example, the software allows customers to access the Internet from their mobile devices. Prior to October 2004, we were entitled to receive a license fee from Hewlett-Packard for each new Sprint PCS customer that used our software. The obligation for Hewlett-Packard to pay us license fees in respect of a new Sprint PCS customer was triggered when the Sprint PCS customer used its mobile device to access Sprint PCS’s data services.

In October 2004, we amended the agreement with Hewlett-Packard.  The amended agreement expires in October 2007.  Under the amended agreement, Hewlett-Packard pays us fixed license fees. These fixed license fees are paid on a quarterly basis until March 2005 and on a monthly basis after March 2005, for Sprint PCS’s unlimited use of the software.  The fixed license fees continue until December 31, 2006 at which time Hewlett-Packard will have a fully paid, unlimited use license to re-license the software to Sprint PCS.  If Hewlett-Packard ceases to pay us the quarterly/monthly fixed fees, the license converts to a license for a fixed number of users based on the number of users at the end of the quarter or month in respect of which the last payment was received.  If, at any time and for any reason, Sprint PCS decides to no longer use our software for additional customers, Hewlett-Packard will cease paying the quarterly/monthly fixed fees and we will not receive any further license fees under the agreement. This would result in a substantial reduction of our revenues.

•

Professional services fees.  We derive revenue from Hewlett-Packard under the agreement for the performance of integration, consultancy and training services. These services are performed on a fixed price basis.

•

Maintenance and support fees. We provide maintenance and support services in connection with our software for a fee that is based on a fixed percentage of the cumulative value of the license fees paid by Hewlett-Packard.

RESEARCH AND DEVELOPMENT

          As of March 1, 2005, our research and development department consisted of 51 employees and full-time equivalents. These employees are responsible for assessing new technologies, scheduling new releases, product architecture, security, performance engineering, product requirements, quality assurance and product support.

SALES AND MARKETING

          Our sales and marketing activities are primarily directed at mobile network operators. A number of departments within a customer’s organization are typically involved in purchase decisions with respect to our products, including senior management, network engineering personnel, and the procurement and marketing departments.

          We maintain sales offices in the United States, the United Kingdom and Hong Kong, and we have individual sales representatives in several other countries. Our sales activities are supported by marketing efforts, including marketing communications, product management, market research and strategic alliances. As of March 1, 2005, our sales and marketing group consisted of 18 employees and full-time equivalents. Our sales employees generally receive incentive compensation based on individual sales volume in addition to their base salaries.

          In addition to offering our X-treme Mobility Suite of products directly to mobile network operators, to expand our distribution capability we supplement our direct sales and marketing efforts by utilizing relationships with resellers such as hardware and other software/solutions providers and independent sales agents and regional systems integrators. These relationships are important to us because, in some cases, these distribution partners have an established local presence in markets in which we do not, are familiar with local trade customs in those markets and may be existing suppliers to end customers in those markets and often are the system integrator in the sale, installation and ongoing support of our software product. These relationships are customary in the software industry.  Moreover, in some cases, rather than dealing directly with suppliers like the Company, large mobile network operators sometimes prefer to deal with larger and, in some cases, more locally well known companies.

STRATEGIC RELATIONSHIPS

          We have established and continue to develop relationships with mobile network operators, wireless network software and equipment suppliers and content and technology providers throughout the world to facilitate the sale and adoption of our products and services. We anticipate that some of these relationships will lead to formal arrangements in which strategic partners will agree to incorporate, resell and/or implement our solutions. Through strategic relationships, we seek to gain worldwide access and positioning, technological leadership, and an early awareness of emerging mobile technologies. These relationships generally do not give rise to material rights and obligations for us outside of specific agreements with respect to the sale of our products.

COMPETITION

          The market for our products and services is becoming increasingly competitive. The widespread adoption of open standards may make it easier for new market entrants and existing competitors to introduce products that compete against ours. We believe that we will compete primarily on the basis of the quality, functionality and ease of integration of our products, as well as on the basis of price. Because we are smaller than most of our competitors, we believe that we can be more attentive to the needs of our customers than some of our competitors.   As a provider of next-generation IP-based network and data services, we assess potential competitors based primarily on their product functionality and range of services, the security and scalability of their product architecture, their customer base and geographic focus and their capitalization and other resources.

          Our principal current and potential competitors include:

MOBILE ACCESS GATEWAY VENDORS AND MESSAGING SOLUTION PROVIDERS: Companies in this category include Openwave Systems, LogicaCMG, Comverse, Materna, Nokia and Ericsson. Some of these companies can be both partners and competitors with respect to our software products.

ALERTS FOCUSED BUSINESSES: Companies that focus in the development and delivery of alerts and message-based technology include: Xiam, First Hop, Materna, and Infospace. These companies are competitive with our XAP software product.

NETWORK EQUIPMENT AND DEVICE MANUFACTURERS: Ericsson, Nokia, Motorola and other large wireless technology vendors are both potential competitors and potential partners for our software products.

          Particularly with respect to several of our competitors for the mobile access gateway product and competitors who are equipment and device manufacturers, our competition have longer operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong brand recognition in each of the above-mentioned categories.  These competitors may be able to compete more effectively than us based on price or by bundling other goods and services with their product offering that we cannot. However, we believe that we will compete primarily with these competitors on the basis of the quality, warranty, functionality and ease of integration of our products, as well as on the basis of price.

          In addition, particularly with respect to our alerts products, we face competition from small private companies that may have even lower cost structures and may be able to take more financial risk with respect to customer pricing than we are willing to consider.  We believe that we will compete with these competitors on the basis of the quality, warranty, functionality and ease of integration of our products, as well as on the basis of price.

          Our competitors have established, and may establish in the future, strategic relationships among themselves or with third parties to increase their ability to address the needs of our current and prospective customers. Through these relationships or independently, current and potential competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products to both our existing customers and our potential customers. There can be no assurance that we will be able to compete successfully with existing or new competitors for new customers and for ongoing business from our current customers. Failure by us to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition.

INTELLECTUAL PROPERTY

          We protect our proprietary technology through a combination of contractual confidentiality provisions, trade secrets, and patent, copyright and trademark laws. We have received registered trademarks in Australia, Canada the United Kingdom, Mexico and the European Community. In addition, we have applied for registration of some of our trademarks in the United States.

          We have also applied for patents relating to our mobile commerce technology, the X-treme Mobility Suite of products and our multi-channel framework technology. We have applied for patent protection in Canada, the United States, Japan and through the Patent Cooperation Treaty, which is an international patent application designating multiple countries. To date, we have received thirteen patents with respect to the technologies relating to our X-treme Mobility Suite of products. Our performance depends on our ability to protect our intellectual property rights in our products, including our ability to enforce our existing patent rights. Our XMG and XMA products are built using the key concepts in our patents of processing multiple tasks simultaneously, as opposed to sequentially, which is a cornerstone of our ability to process information faster than competitive products. Our inability to protect these rights could have a material adverse effect on our results of operations and financial condition. However, we do not believe that our business will be materially affected if we do not receive the patents and trademarks for which we have applied and not yet received.

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

          To date, no claims have been made that any of our products infringe on the proprietary rights of third parties, but third parties could claim infringement by us with respect to our existing or future products. Any claim of this kind, whether or not it has merit, could result in costly litigation, divert management’s attention, cause delays in product installation, or cause us to enter into royalty or licensing agreements on terms that may not be acceptable to us.

EMPLOYEES

          As of March 1, 2005, we had 115 employees and full-time equivalents worldwide.

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

OUR FUTURE REVENUES AND OPERATING RESULTS ARE DEPENDENT TO A LARGE EXTENT UPON UNCERTAIN GENERAL ECONOMIC CONDITIONS.

          Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within that market, our primary target market of mobile network operators. If general economic conditions are adverse, if the economies in which our target customers are located suffer from a recession, if demand for our solutions does not expand, or if war or terrorism impacts the U.S., Europe, Asia or our other target markets, our ability to increase our customer base may be limited, and our revenue may decrease further.

WE MAY EXPERIENCE AN INCREASE IN PRICE PRESSURE IN THE FUTURE; AND IF WE ARE NOT SUCCESSFUL IN REDUCING OUR COSTS, WE MAY EXPERIENCE A DECREASE IN GROSS MARGINS.

          We believe that a variety of factors in the current market contribute to the risk that prices and therefore our gross margins will decrease in future fiscal quarters. For example, as our customers continue to assess their business strategies and their budgets for wireless spending, we may feel additional pressure to lower our prices. In addition, consolidation among mobile network operators, as well as heightened competition, could create increased pricing pressure in the marketplace.

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

WE ARE DEPENDANT UPON THE GROWTH OF PENETRATION OF OUR PRODUCTS IN THE MOBILE NETWORK OPERATOR MARKETPLACE.

          We have made mobile network operators the main focus of our activities. Our future success depends on our ability to increase revenues from sales of our software and services directly and indirectly to mobile network operators. We may not be able to attract a large number of these customers.

          Currently, only a limited number of mobile network operators and other customers have implemented and deployed services based on our products. Mobile network operators may not widely deploy or successfully sell services based on our software and services, and subscribers to these services may not seek to use them. Any developments of this kind could limit our ability to sell our solutions to companies in this industry.

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

WE FACE RISKS AS A RESULT OF OUR OPERATIONS IN INTERNATIONAL MARKETS.

          We expect that sales in international markets will be a major factor in our growth, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly outside North America.  Risks inherent in conducting business internationally include:

•	reliance on local distribution partners;

•	fluctuations in currency exchange rates;

•	unexpected changes in regulatory requirements applicable to our business;

•	customer concentration;

•	the pace of adoption of our technology;

•	export restrictions on encryption and other technologies;

•	difficulties in collecting accounts receivable resulting in longer collection periods;

•	lower pricing of license and professional service fees; and

•	differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law.

Any of these factors could harm our international operations and, consequently, our operating results and growth.

OUR PRODUCTS HAVE ACHIEVED LIMITED MARKET ACCEPTANCE TO DATE, AND IF THEY FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE, OUR BUSINESS WILL NOT GROW.

          Our products are among a number of competing products that are currently available in a new and rapidly evolving market. Other companies may introduce other software products that will compete with ours. Customers may not prefer our products to competing technologies. Some potential customers may be reluctant to work with us due to our fluctuating stock price, or due to our financial condition. If customers do not accept our products as the preferred solution, we may not attract new customers and our business will not grow.

OUR FUTURE REVENUE DEPENDS ON CONSUMERS USING THE SERVICES THAT ARE BASED ON OUR PRODUCTS, AND IF OUR CUSTOMERS DO NOT SUCCESSFULLY MARKET THESE SERVICES, OUR REVENUE WILL NOT GROW.

          Revenue under most of our license agreements depends on the number of monthly subscribers to the services that are based on our products or the amount of use of those services. As a result, our revenue growth will be limited if the number of subscribers or use of the services that are based on our software does not increase. To stimulate consumer adoption of these services, our customers must implement our products quickly. However, our customers may delay implementation because of factors that are not within our control, including budgetary constraints, limited resources committed to the implementation process and limited internal technical support.

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

WE NEED TO RETAIN OUR CUSTOMERS AND ADD NEW CUSTOMERS OR OUR REVENUE MAY BE SUBSTANTIALLY REDUCED AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

          We have agreements with existing customers in which they either pay us based on the usage of the services that are based on our products or have an option to purchase additional software licenses and/or renew their current relationship with us. If any of our customers discontinue their use of our software in connection with the services that they offer or discontinue their relationship with us for any reason, do not renew their agreements or seek to reduce or renegotiate their purchase and payment obligations, our revenue may be substantially reduced. Consolidation of companies in the telecommunications industry may reduce the number of potential new customers that would be available to us. If our sales efforts to these potential customers are not successful, our products may not achieve market acceptance and our revenue will not grow. Further decreases in adoption will have a material impact on our revenues.

WE HAVE RELIED ON SALES TO A LIMITED NUMBER OF CUSTOMERS, AND IF WE FAIL TO RETAIN THESE CUSTOMERS OR TO ADD NEW CUSTOMERS, OUR REVENUE MAY BE SUBSTANTIALLY REDUCED AND OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

          We have historically derived a significant portion of our revenue from the sale of our solutions to a limited number of customers. In the year ended December 31, 2004, approximately 51% of our revenue was derived from Hewlett-Packard in connection with the re-licensing by it of our software to Sprint PCS. Most of our revenue from both Hewlett-Packard in connection with the deployment of our software at Sprint PCS and our other customers depends on the end customer’s continued or increased use of our products. If the end customers of our products discontinue, materially reduce or, in some cases, do not increase their use of our products our revenues will decline. In addition, if the end customers of our products obtain one or more additional suppliers of competing software and services, our revenues will decline.  If Sprint PCS discontinues or does not increase its use of our software, or if Sprint PCS terminates its existing arrangement with Hewlett-Packard under which we provide our software and services, we may lose a substantial portion of our revenues.  See Part I, Item 1, “Business -Customers” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

          We believe that we may continue to rely upon a limited number of customers for a significant portion of our revenues in the foreseeable future, and any failure by us to capture or retain a significant share of these customers could materially harm our business.

          In addition, if our customer base consolidates, we will have increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general.

IF WE DO NOT RESPOND ADEQUATELY TO EVOLVING TECHNOLOGY STANDARDS, SALES OF OUR PRODUCTS MAY DECLINE.

          Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging technologies, including technologies related to communications and the Internet generally. The wireless data market is a rapidly evolving market and is characterized by an increasing number of market entrants that have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of data services through wireless devices. In addition, our competitors may develop alternative products that gain broader market acceptance than ours. As a result, the life cycle of our products is difficult to estimate.

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

          If a third-party were able to steal a user’s proprietary information, we could be subject to claims, litigation or other potential liabilities that could cause our expenses to increase substantially. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to costly litigation or a significant loss of revenue. Although our customer agreements contain provisions which limit our liability relating to security to some extent, our customers or their consumers may seek to hold us liable for any losses suffered as a result of unauthorized access to their communications. Any litigation of this kind, regardless of its outcome, could be extremely costly and could significantly divert the attention of our management. We may not have adequate insurance or resources to cover these losses.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES.

          Our operations outside the U.S. may be conducted in currencies other than the U.S. dollar. Fluctuations in the value of foreign currencies relative to the U.S. dollar, including the value of the Canadian dollar and the Euro, could cause currency exchange losses, as our offices outside of the United States generate non-US dollar denominated expenses. We have not taken significant steps to hedge against these losses. We cannot predict the effect of exchange rate fluctuations upon our future operating results.  Although foreign currency losses were not material in 2004, no assurance can be given as to what they may be in future periods.

WE MAY LIMIT INVESTMENTS IN OTHER COMPANIES AND NEW TECHNOLOGIES.

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

WE MAY HAVE DIFFICULTIES COLLECTING RECEIVABLES.

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

OUR GROSS MARGINS MAY DECREASE.

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

WE WILL NEED TO RECRUIT, TRAIN AND RETAIN KEY MANAGEMENT AND OTHER QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS.

          Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. There are only a limited number of persons with the requisite skills to serve in many key management and non-management positions, and it is difficult to retain and hire these persons. If we are unable to do so, our business could be negatively affected. The morale of our current employees may have been adversely affected by previous workforce reductions, potentially impacting their performance or their willingness to remain with us.  Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these staffing reductions or otherwise.

OUR SOFTWARE MAY CONTAIN DEFECTS OR ERRORS THAT COULD DAMAGE OUR REPUTATION.

          The software that we develop is complex and must satisfy the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing industry in which we operate. Software products that are as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. In addition, our software may not properly operate when integrated with the systems of some customers or when used to deliver services to a large number of a customer’s subscribers.

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

WE MAY BE SUBJECT TO LITIGATION CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

          As noted in Item 3 – Legal Proceedings, we and certain of our former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

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

          The terms of the notes that we have issued to our affiliate, Austin Ventures, may also make it more difficult for us to obtain additional financing.  For example, these notes limit our ability to issue equity securities at prices that are less than specified amounts, and Austin Venture has obtained a security interest as to our assets.

RISK FACTORS RELATED TO OUR INDUSTRY

OUR BUSINESS WILL NOT GROW IF THE USE OF WIRELESS DATA SERVICES DOES NOT CONTINUE TO GROW.

          The markets for wireless data services and related products are still emerging and continued growth in demand for, and acceptance of, these services remains uncertain. Our products depend on the acceptance of wireless data services and Internet-enabled devices in the mobile network operator market. Current barriers to market acceptance of these services include cost, reliability, platform and distribution channel constraints, consumer privacy concerns, functionality and ease of use. Mobile individuals currently use many competing products, such as portable computers, to remotely access the Internet. These products generally are designed for the visual presentation of data, while, until recently, wireless devices historically have been limited in this regard. We cannot be certain that these barriers will be overcome.

          Since the market for our products is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. Our future financial performance will depend in large part upon the continued demand for data services through wireless devices. We cannot ensure that a sufficient volume of subscribers will demand these services. If the market for these wireless online services grows more slowly than we currently anticipate, our revenue may not grow.

OUR BUSINESS DEPENDS ON CONTINUED INVESTMENT AND IMPROVEMENT IN COMMUNICATION NETWORKS.

          Some of our customers and other mobile network operators have made substantial investments in 2.5 generation and 3rd generation networks. These networks are designed to support more complex applications, and to provide consumers with a more robust user experience. If network operators delay their deployments of these networks, or do not roll them out successfully, there could be reduced demand for our products and services. In addition, if communication service providers fail to continue to make investments in their networks or at a slower pace in the future, there may be less demand for our products and services.

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

          The widespread adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce products that compete with ours. In addition, competitors may develop or market products and services that are superior or more cost-effective than ours, which could decrease demand for our products and cause our revenue to decline. Currently, our competitors include:

•	mobile access gateway vendors and messaging solution providers;

•	alerts focused businesses; and

•	network equipment and device manufacturers.

          We may also face competition in the future from established companies that have not previously entered the market for wireless data infrastructure software and services. Barriers to entry in the software market are relatively low and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. See “Competition” above.

MANY OF OUR COMPETITORS ARE SIGNIFICANTLY LARGER THAN US.

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

CHANGES IN GOVERNMENT REGULATIONS MAY RESULT IN INCREASED EXPENSES, TAXES OR LICENSING FEES THAT COULD DECREASE THE DEMAND FOR OUR PRODUCT AND NEGATIVELY IMPACT OUR RESULTS.

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

          Our Board of Directors has adopted a shareholder rights plan, or “poison pill,” which our shareholders will be asked to renew and continue at our shareholder meeting scheduled to take place on April 28, 2005. Under the plan, rights to purchase common shares have been issued to holders of common shares. These rights become exercisable under certain circumstances in which someone acquires 20% or more of our outstanding shares. As part of the $8 million financing transactions in May 2004 and June 2004 between Austin Ventures and us, our Board of Directors agreed to waive the terms and provisions of the plan to permit the acquisition by Austin Ventures or its affiliates of up to forty-nine percent of our outstanding common shares.  As a result of the plan, anyone wishing to take over the company may be forced under certain circumstances to negotiate a transaction with our Board and management or comply with certain bid criteria in order not to trigger the exercise of rights. The need to negotiate with the Board or management or to comply with certain bid criteria could add complexity to a proposed takeover. For example, a proposed hostile bidder might have to bring court or regulatory proceedings to have the shareholder rights plan cease-traded. This could prolong the take-over process and, arguably, deter a potential bidder.

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

YOUR TAX LIABILITY MAY INCREASE IF WE ARE TREATED AS A PASSIVE FOREIGN INVESTMENT COMPANY.

          If at any time we qualify as a passive foreign investment company under U.S. tax laws, U.S. Holders (as defined below in this report) may be subject to adverse tax consequences. We could be a passive foreign investment company if 75% or more of our gross income in any year is considered passive income for U.S. tax purposes. For this purpose, passive income generally includes interest, dividends, some types of rents and royalties, and gains from the sale of assets that produce these types of income. In addition, we could be classified, as a passive foreign investment company if the average percentage of our assets during any year that produced passive income or that were held to produce passive income, is at least 50%. If we are classified as a passive foreign investment company, and if U.S. Holders sell any of their common shares or receive some types of distributions from us, they may have to pay taxes that are higher than if we were not considered a passive foreign investment company. It is impossible to predict how much shareholders’ taxes would increase, if at all.

          There is a substantial risk that we were a passive foreign investment company for the year 2004. To determine whether we are a passive foreign investment company, our revenue and expenses and the value of our assets would need to be examined each year. The manner in which the tests apply to our business is not certain. The tests are complex and require, among other things, that we determine how much of our income from our license agreements each year will be passive income. In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets. As a result of the size of our cash position, based on the published position of the Internal Revenue Service (“IRS”) that for this purpose, cash is considered to be an asset which produces passive income, even if the cash is held as working capital, we would be considered a passive foreign investment company for the year ended December 31, 2004. The published position of the IRS that cash held as working capital is a passive asset has not been promulgated in regulations, and no other official guidance has been issued on the question.   Therefore, it is unclear that we were a passive foreign investment company for 2004 and shareholders should consult their own advisors regarding our status as a passive foreign investment company. Even if it were determined that we were not a passive foreign investment company for 2004, no assurances can be given that we will not be a passive foreign investment company in future years. See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters – Passive Foreign Investment Company Considerations.”

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

          We have granted options to purchase our common shares in accordance with our 2005 Stock Incentive Plan (subject to shareholder approval), 2000 Stock Option Plan and previous stock option plans. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.  In addition, our affiliate, Austin Ventures, owns approximately 8% of our common shares, and if Austin Ventures exercises its right to convert the convertible notes held by it plus the interest due at March 1, 2005 into common shares, it will own approximately 37.1% of our outstanding common shares, on a fully-diluted basis.  Austin Ventures has the right to require us to register these shares with the SEC for resale.  As a result, sales of our common shares by Austin Ventures could also adversely affect their market price.

A LIMITED NUMBER OF SHAREHOLDERS OWN A SIGNIFICANT PORTION OF OUR COMMON SHARES, AND MAY ACT, OR PREVENT CERTAIN TYPES OF CORPORATE ACTIONS, TO THE DETRIMENT OF OTHER SHAREHOLDERS.

          Our significant shareholders and members of our management team, including Austin Ventures, which is affiliated with a member of our Board of Directors, beneficially owned approximately 10% of our common shares as of March 1, 2005.  Austin Ventures may receive additional common shares upon conversion of the notes that it owns (please see note 7 to our consolidated financial statements for the year ended December 31, 2004).  Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could be otherwise beneficial to our shareholders.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

          Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this report regarding: future developments in our markets and the markets in which we expect to compete, including the wireless communications industry; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.  Our actual results may differ materially.

          The accuracy of these statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in our SEC filings, including the “Risk Factors” described above.  These risks are also described in our filings with the Canadian Securities Administrators, including our prospectuses, material change reports, Annual Information Form and Management Information Circular. We encourage you to carefully review these risks in order to evaluate an investment in our securities. Some of the key risks that could cause actual results to differ materially from those projected or anticipated also include the risks discussed below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

ITEM 2.	PROPERTIES.

          Our registered office, as required by the Canada Business Corporations Act, is located in Toronto, Ontario, Canada and our principal executive office is located in Santa Barbara, California.  We also have development and sales offices in Hong Kong, Switzerland, the United Kingdom and in Santa Barbara, California.  We occupy all of our offices under lease agreements with terms from one to five years.

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

          In June 2004, an agreement of settlement was submitted to the Court for preliminary approval.  The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  The parties are directed to report back to the Court regarding the modifications.  If the parties are able to agree upon the required modifications, and those modifications are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

          If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common shares are listed on the Nasdaq SmallCap Market under the symbol “SVNX” and on The Toronto Stock Exchange (the “TSX”) under the symbol “SVN.” Prior to September 18, 2002 and between June 12, 2003 and July 13, 2004, our common shares were traded on the Nasdaq National Market. The following table sets forth the high and low closing sales prices per share of our common shares as reported on Nasdaq SmallCap Market and Nasdaq National Market, as applicable, and The Toronto Stock Exchange for each of the quarters during the fiscal years ending December 31, 2004 and December 31, 2003.

Year Ended December 31, 2004

	724 Solutions

	Nasdaq [US$]		TSX [Cdn. $]

	High	Low	High	Low

Q1	$4.39	$3.06	$5.75	$3.85
Q2	$4.00	$2.80	$5.13	$4.06
Q3	$3.95	$3.00	$4.96	$4.17
Q4	$7.98	$4.13	$9.60	$5.05

Year Ended December 31, 2003

	724 Solutions

	Nasdaq [US$]		TSX [Cdn. $]

	High	Low	High	Low

Q1	$6.00	$3.30	$9.30	$4.80
Q2	$4.00	$2.31	$5.50	$3.42
Q3	$3.49	$2.50	$5.25	$3.50
Q4	$3.67	$2.55	$4.75	$3.43

RECORD HOLDERS

          As of February 17, 2005, approximately 34 of the holders of record of our Common Shares had addresses in the U.S.  These holders owned 3,903,722 Common Shares, or approximately 65% of our total issued and outstanding Common Shares.

DIVIDEND POLICY

          We have never declared or paid any cash dividends on our common shares.  We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

          The following table sets forth certain information relating to our option plans as of December 31, 2004:

Plan Category	Name of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Plan

Option Plans approved by the Corporation’s Shareholders	Pre-IPO Canadian Plan	8,323		$31.43	—	(1)
	Pre-IPO U.S. Plan	226		$10.00	—	(1)
	2000 Stock Option Plan	898,529	(2)	$8.53	151,471	(3)
Subtotal		907,078		$8.76	151,471
Option Plans not approved by the Corporation’s Shareholders(4)	TANTAU Plan	22,837	(5)	$21.18	—	(1)
	2005 Plan(6)	427,000		5.84	348,000
Totals		1,356,915		$8.05	499,471

(1)	724 will not make further grants under this Plan.

(2)

Includes 71,600 Common Shares subject to options that were granted under the TANTAU Plan prior to, and assumed by us upon, the acquisition of TANTAU Software, Inc.  While these options are governed by the terms of the TANTAU Plan, applicable rules of the TSX provided that these options are notionally counted against available grant room under the 2000 Plan.

(3)	724 will not make further grants under this Plan if shareholders at the Meeting approve the 2005 Plan.

(4)	Outstanding options under this plan were assumed upon our acquisition of TANTAU.

(5)	This figure includes 1,566 Common Shares subject to options that were granted outside of the TANTAU Plan to a former TANTAU employee.

(6)

In December 2004, we granted 427,000 options to purchase Common Shares to certain of our officers and directors under the 2005 Plan, subject to obtaining shareholder approval for these grants. For financial accounting purposes, these options are not considered to have been granted until shareholder approval is received.

MATERIAL UNITED STATES FEDERAL AND CANADIAN INCOME TAX CONSEQUENCES

GENERAL

          The following discussion of material U.S. federal income tax consequences and Canadian federal income tax consequences of ownership of 724 Solutions’ common shares is included for general information purposes only and does not purport to be a complete description of all potential tax consequences.  The discussion does not address any potential tax effects to non-U.S. Holders (as defined below) nor does the discussion address all potential tax effects that may be relevant to U.S. Holders subject to special U.S. federal income or Canadian tax treatment, including:

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

           “U.S. Holder” means a holder of shares of 724 Solutions who is (i) a citizen or resident of the U.S., (ii) a corporation or other entity taxable as a corporation created in or organized under the laws of the U.S. or any political subdivision of the U.S., (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source or (iv) in general, a trust if a U.S. court can exercise primary supervision over the administration of that trust, and one or more U.S. persons have the authority to control all of the substantial decisions of that trust.  A “non-U.S. Holder” means a holder of shares who is not a “U.S. Holder.”

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

TAXATION OF DIVIDENDS

          Subject to the discussion below under “Passive Foreign Investment Company Considerations,” for U.S. federal income tax purposes, the U.S. dollar value of any distribution made out of 724 Solutions’ current or accumulated earnings and profits as determined for federal tax income purposes will be included in gross income by a U.S. Holder and will be treated as foreign source dividend income (except that if more than 50% of 724 Solutions’ stock is owned by U.S. persons, a portion of any dividends may be treated as U.S. source for purposes of calculating such Holder’s U.S. foreign tax credit).  The U.S. dollar value of any distribution received in Canadian dollars will be based on the spot exchange rate for the date of receipt.

          If dividends paid by 724 Solutions were to exceed 724 Solutions’ current and accumulated earnings and profits as determined for U.S. federal income tax purposes, any excess would be treated as a non-taxable return of capital to the extent of the U.S. Holder’s adjusted basis in the common shares of 724 Solutions, and thereafter as a capital gain.

          Under recently-enacted U.S. federal income tax legislation, a non-corporate U.S. holder’s “qualified dividend income” currently is subject to tax at reduced rates not exceeding 15%. For this purpose, “qualified dividend income” generally includes dividends paid by a foreign corporation if either (a) the stock of that corporation with respect to which the dividends are paid is readily tradable on an established securities market in the U.S., or (b) that corporation is eligible for benefits of a comprehensive income tax treaty with the U.S. which includes an information exchange program and is determined to be satisfactory by the U.S. Secretary of the Treasury.  The Internal Revenue Service has determined that the Canada-U.S. Tax Convention is satisfactory for this purpose.  Dividends paid by a foreign corporation will not qualify for the reduced rates, however, if such corporation is treated, for the tax year in which the dividend is paid or the preceding tax year, as a “passive foreign investment company” for U.S. federal income tax purposes.  See the discussion under “Passive Foreign Investment Company Considerations” below.

          A U.S. Holder will be required to include in income the Canadian withholding tax paid with respect to dividends and may claim a foreign tax credit or a deduction with respect to such tax, subject to applicable limitations.

TAXATION OF GAINS

          Upon the sale or disposition of a common share of 724 Solutions, you will recognize gain or loss for U.S. federal income tax purposes in an amount equal to the difference between the U.S. dollar value of the amount realized and your adjusted tax basis in the share.  Subject to the discussion below under the heading “Passive Foreign Investment Company Considerations,” such gain or loss will generally be treated as U.S. source capital gain or loss.  If you are an individual, any such capital gain will generally be subject to U.S. federal income tax at preferential rates if specified minimum holding periods are met.

PASSIVE FOREIGN INVESTMENT COMPANY CONSIDERATIONS

          The rules governing “passive foreign investment companies” can have significant tax effects on U.S. Holders.  If we are a passive foreign investment company, or “PFIC”, for any taxable year in which a U. S. Holder owns any of our common shares, the U.S. federal income tax consequences of owning and disposing of common shares may differ from those described above.  Our treatment as a PFIC could result in a reduction in the after-tax return to the U.S. Holders of our common shares.

          For U.S. federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is “passive income,” or (ii) at least 50% of the average value (or in some cases, adjusted tax basis) of all of our assets for the taxable year produce or are held for the production of “passive income.”  For this purpose, passive income generally includes interest, dividends, some types of rents and royalties, annuities and the excess of gains over losses from the disposition of assets that produce these types of income.

          There is a substantial risk that we were a PFIC for the year 2004.  To determine whether we are a PFIC, our revenue and expenses and the value of our assets would need to be examined each year.  The manner in which the tests apply to our business is not certain.  The tests are complex and require, among other things, that we determine how much of our income from our license agreements each year will be passive income.  In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets.  As a result of the size of our cash position, based on the published position of the IRS that for this purpose, cash is considered to be an asset that produces passive income, even if the cash is held as working capital, we would be considered a PFIC for the year ended December 31, 2004.   The published position of the IRS that cash held as working capital is a passive asset has not been promulgated in regulations, and no other official guidance has been issued on the question.  Therefore, it is unclear that we were a PFIC for 2004 and U.S. Holders should consult their own advisors regarding our PFIC status.  Even if it were determined that we were not a PFIC for 2004, no assurances can be given that we will not be a PFIC in future years.

          If we are a PFIC for U.S. federal income tax purposes, for any taxable year in which a U.S. Holder owns common shares, such U.S. Holder would be subject to certain U.S. tax consequences, including special rules applicable to certain “excess distributions,” as defined in Section 1291 of the Code, and gain on the sale of common shares. In general, the U.S. Holder must allocate the excess distribution or gain ratably to each day in such holder’s holding period for the common shares.  The portion of the excess distribution or gain allocated to the current taxable year and any taxable year in the holding period before we were a PFIC would be taxed as ordinary income for the current year.  The portion of the excess distribution or gain allocated to each of the other taxable years would be subject to tax at the maximum ordinary income rate in effect for such taxable year and an interest charge would be imposed on the resulting tax liability determined as if that liability had been due with respect to that prior year.

          The tax consequences referred to above will not apply if the U.S. Holder makes a timely election to treat us as a qualified electing fund, or QEF, for the first taxable year in which the U.S. Holder owns common shares and in which we are a PFIC, and certain other requirements are satisfied.  A shareholder making the QEF election is required for each taxable year to include in income a pro rata share of the ordinary income and net capital gain of the QEF, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge.  The inclusion in income is required regardless of whether or not we actually distribute any dividends, and a U.S. Holder could therefore have a tax liability for our earnings or gain without a corresponding receipt of cash.  To make a QEF election, U.S. Holders will need to have an annual information statement from us setting forth, among other things, our earnings and capital gains for the year.  Because of the substantial risk that we are a PFIC, we will supply the PFIC annual information statement to any U.S. Holder who requests it, provided we are able to do so.  Further information can be requested from Investor Relations, (805) 884-8308 extension 4, or through our website at www.724.com/contactus/ir.asp.

          The QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the IRS.  In general, a U.S. Holder must make a QEF election on or before the due date for filing its income tax return for the first year to which the QEF election will apply.  In certain circumstances, however, U.S. Holders may make a retroactive election to be treated as a QEF.  This retroactive election in some cases requires the filing of a protective statement with the holder’s income tax return for the first year to which the QEF election would apply.  In addition, QEF elections may in certain circumstances be made for years after the first year in which we are a PFIC, but adverse consequences may result from elections filed for such years.  U.S. Holders should consult with their own tax advisors concerning the advisability, requirements, procedures and timing for making a QEF election or a retroactive QEF election.

          As an alternative to making the QEF election the U.S. Holder of PFIC stock which is publicly traded may in certain circumstances avoid the tax consequences generally applicable to holders of a PFIC by electing to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder’s adjusted tax basis in the PFIC stock.  Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years.  This election is available for so long as our common shares constitute “marketable stock.”  The term “marketable stock” includes stock of a PFIC that is “regularly traded” on a “qualified exchange or other market.” Generally, a “qualified exchange or other market” means (i) a national securities exchange which is registered with the U.S. Securities and Exchange Commission or the national market system established pursuant to Section 11A of the Securities Exchange Act of 1934 or (ii) a foreign securities exchange that meets certain requirements.  A class of stock that is traded on one or more qualified exchanges or other markets is “regularly traded” on such exchanges or markets for any calendar year during which such class of stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter.  We believe that the Nasdaq SmallCap Market will constitute a qualified exchange or other market for this purpose.  However, no assurances can be provided that our common shares will continue to trade on the Nasdaq SmallCap Market, that the Toronto Stock Exchange will be deemed to be a qualified exchange or other market for this purpose, or that the shares will be regularly traded for this purpose.

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

U.S. BACKUP WITHHOLDING AND INFORMATION REPORTING

          A holder of 724 Solutions common shares may, under certain circumstances, be subject to certain information reporting requirements and backup withholding tax with respect to dividends paid on the 724 Solutions common shares, or the proceeds of sale of the 724 Solutions common shares, unless such holder (i) is a corporation or comes within certain other exempt categories, and when required, demonstrates this fact or (ii) provides a correct taxpayer identification number (“T.I.N.”), certifies that such holder is not subject to backup withholding and otherwise complies with applicable requirements of the backup withholding rules.  A holder of 724 Solutions common shares who does not provide a correct T.I.N. may be subject to penalties imposed by the U.S. Internal Revenue Service.  Any amount withheld under backup withholding rules generally will be creditable against the holder’s U.S. federal income tax liability and a holder may obtain a refund of any excess amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS. The backup withholding tax rate is currently 28%, and is scheduled to increase to 31% after 2010.

          THIS TAX DISCUSSION DOES NOT PURPORT TO CONTAIN A COMPLETE ANALYSIS OR DISCUSSION OF ALL POTENTIAL TAX CONSIDERATIONS RELEVANT TO THE OWNERSHIP OF 724 SOLUTIONS COMMON SHARES.  THUS, 724 SOLUTIONS’ SHAREHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS AS TO THE SPECIFIC TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OF 724 SOLUTIONS COMMON SHARES, INCLUDING TAX RETURN REPORTING REQUIREMENTS, THE APPLICABILITY AND EFFECT OF FEDERAL, STATE, LOCAL, FOREIGN AND OTHER APPLICABLE TAX LAWS AND THE EFFECT OF ANY PROPOSED CHANGES IN THE TAX LAWS.  STOCKHOLDERS THAT ARE NOT U.S. HOLDERS SHOULD CONSULT THEIR TAX ADVISOR REGARDING, AMONG OTHER THINGS, THE CONSEQUENCES OF INVESTING IN 724 SOLUTIONS’ COMMON SHARES UNDER THE FOREIGN INVESTMENT IN REAL PROPERTY TAX ACT, INCLUDING ANY REPORTING REQUIREMENTS THAT MAY APPLY.

MATERIAL CANADIAN INCOME TAX CONSEQUENCES

          The following discussion summarizes the principal Canadian federal income tax considerations generally applicable to a person, referred to as an “Investor”, who holds common shares of 724 Solutions, and who at all material times for the purposes of the Income Tax Act (Canada) (the “Act”), deals at arm’s length with us, is not affiliated with us, holds common shares as capital property, is a non-resident of Canada, and does not, and is not deemed to, use or hold any common share in, or in the course of, carrying on business in Canada.

          This summary is based on the current provisions of the Act, including the regulations under the Act, and the Canada-United States Income Tax Convention (1980), referred to as the “Treaty”, as amended. This summary takes into account all specific proposals to amend the Act and the regulations under the Act publicly announced by the government of Canada prior to the date of this report, and our understanding of the current published administrative and assessing practices of the Canada Revenue Agency. It is assumed that all of those amendments will be enacted substantially as currently proposed, although no assurances can be given in this respect. Except to the extent otherwise expressly set out in this summary, this summary does not take into account any provincial, territorial, or foreign income tax law.  Special rules, which are not discussed in this summary, may apply to a non-resident holder that is an insurer carrying on business in Canada and elsewhere, or a financial institution as defined by section 142.2 of the Act.  If you are in any doubt as to your tax position, you should consult with your tax advisor.

          TAXATION OF DIVIDENDS

          Any dividend on a common share paid or credited, or deemed under the Act to be paid or credited, by us to an Investor, will generally be subject to Canadian withholding tax at the rate of 25% on the gross amount of the dividend, or such lesser rates as may be available under an applicable income tax treaty.  We will be required to withhold any such tax from the dividend, and remit the tax directly to the Canada Revenue Agency for the account of the Investor.  Pursuant to the Treaty, the rate of withholding tax applicable to a dividend paid on a common share to an Investor who is a resident of the United States for the purposes of the Treaty will be reduced to 5% if the beneficial owner of the dividend is a company that owns at least 10% of our voting stock, and in any other case will be reduced to 15%.  Under the Treaty, dividends paid or credited to an Investor that is a United States tax exempt organization as described in Article XXI of the Treaty will not be subject to Canadian withholding tax.  It is the position of the Canada Revenue Agency that United States limited liability companies generally do not qualify as residents of the United States under the Treaty and therefore Treaty reductions are not available to those Investors.

          TAXATION OF GAIN ON DISPOSITION

          An Investor generally will not be subject to tax pursuant to the Act on any capital gain realized by the Investor on a disposition of a common share unless the common share constitutes “taxable Canadian property” to the Investor for purposes of the Act and the Investor is not eligible for relief pursuant to an applicable bilateral tax treaty. A common share that is disposed of by an Investor will not constitute taxable Canadian property of the Investor provided that the common share is listed on a stock exchange that is prescribed for the purposes of the Act (the TSX and NASDAQ are so prescribed), and that neither the Investor, nor one or more persons with whom the Investor did not deal at arm’s length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if a common share is taxable Canadian property to an

Investor, the Treaty will generally exempt an Investor who is a resident of the United States for the purposes of the Treaty, and who would otherwise be liable to pay Canadian income tax in respect of any capital gain realized by the Investor on the disposition of a common share, from that liability, provided that the value of the common share is not derived principally from real property situated in Canada.  We are of the view that the value of the 724 Solutions common shares is not currently derived principally from real property situated in Canada.  The Treaty may not be available to a non-resident investor that is a U.S. limited liability company, which is not subject to tax in the United States.

          THE FOREGOING SUMMARY OF MATERIAL U.S. AND CANADIAN TAX CONSEQUENCES IS BASED ON THE CONVENTION BETWEEN CANADA AND THE UNITED STATES OF AMERICA WITH RESPECT TO TAXES ON INCOME AND CAPITAL GAINS, U.S. LAW, CANADIAN LAW, AND REGULATIONS, ADMINISTRATIVE RULINGS AND PRACTICES OF THE U.S. AND CANADA, ALL AS THEY EXIST AS OF THE DATE OF THIS REPORT.  THIS SUMMARY DOES NOT DISCUSS ALL ASPECTS THAT MAY BE RELEVANT TO ANY PARTICULAR INVESTORS IN LIGHT OF THEIR PARTICULAR CIRCUMSTANCES.  INVESTORS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THEIR OWN PARTICULAR CIRCUMSTANCES AND WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF OWNERSHIP OF 724 SOLUTIONS COMMON SHARES, INCLUDING THE APPLICABILITY AND EFFECT OF STATE, PROVINCIAL, LOCAL AND FOREIGN TAX LAWS, ESTATE TAX LAWS AND PROPOSED CHANGES IN APPLICABLE LAWS.

RECENT SALES OF UNREGISTERED SECURITIES

          None.

ITEM 6.	SELECTED FINANCIAL DATA.

          The selected consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements, which are included elsewhere in this report.  The selected statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from other audited financial statements not included in this report.  Our results of operations beginning in the year 2001 reflect our January 2001 acquisition of TANTAU.  These operating results are not necessarily indicative of results for any future period. Our historical financial results should not be relied upon as a predictor of our future performance.  The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information beginning on page F-1 in this report, as well as the information set forth under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2004	2003	2002	2001	2000

Revenue:
Product	$8,844	$6,964	$8,823	$27,054	$14,191
Less stock-based compensation related to software development	—	—	—	—	(248)
Services	6,228	5,891	11,905	16,763	7,303

Total revenue	15,072	12,855	20,728	43,817	21,246
Operating expenses:
Cost of product revenue
Amortization of intangible assets	—	3,468	4,418	80,172	18,843
Write-down of inventory	—	—	2,748	—	—
Other	26	—	—	904	—
Cost of services revenue	6,614	6,031	7,277	18,382	12,560
Research and development	6,271	9,433	16,636	39,052	28,876
Sales and marketing	4,985	6,968	17,241	36,807	12,531
General and administrative	3,074	4,086	6,973	15,904	13,868
Depreciation	595	908	5,068	8,142	3,946
Stock-based compensation:
Cost of services revenue	15	14	311	411	653
Research and development	40	1,227	10,872	27,730	3,748
Sales and marketing	34	296	3,833	11,077	484
General and administrative	63	141	2,787	7,951	1,530
Restructuring charges	993	50	17,901	16,488	—
Write-down of fixed assets, goodwill, intangible and other assets	—	9,097	7,624	324,617	—

Total operating expenses	22,710	41,719	103,689	587,637	97,039

Loss from operations	(7,638)	(28,864)	(82,961)	(543,820)	(75,793)
Interest income (expense), net	(396)	254	751	5,773	11,582
Equity in loss of affiliate	—	—	—	(1,591)	(943)
Gain (loss) on sale of investments	—	283	150	(4,591)	—
Write-down of investments	—	—	(5,347)	(9,975)	—
Dilution gain	—	—	—	—	1,890

Loss for the period	$(8,034)	$(28,327)	$(87,407)	$(554,204)	$(63,264)

Basic and diluted loss per share	$(1.34)	$(4.73)	$(14.71)	$(97.20)	$(17.12)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,984	5,983	5,942	5,702	3,696
Cash and cash equivalents	$5,417	$13,436	$19,129	$60,279	$73,898
Short-term investments	8,215	1,946	19,524	28,857	92,726
Working Capital	14,056	14,104	27,306	75,512	149,782
Fixed assets, deferred charges, goodwill, intangible and other assets	1,421	612	13,983	35,729	90,563
Total assets	18,467	18,939	55,666	135,830	287,316
Long-term liabilities	92	—	—	—	—
Notes payable to related parties	7,947	—	—	—	—
Notes payable, net of current portion	—	—	—	296	—
Leasehold inducements	—	—	—	284	375
Deferred consideration, net of current portion	—	—	—	1415	1,200
Long-term interest payable	343	—	—	—	—
Total shareholders’ equity	7,095	14,716	41,289	109,246	262,263

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003.
Certain comparative figures for prior years have been reclassified to conform to the financial statement presentation adopted in the current year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and accompanying notes set forth elsewhere in this report.  We note that the discussion and analysis pertaining to our 2003 and 2002 results has been amended since our previous filing on Form 10-K for the year ended December 31, 2003. All financial information is presented in U.S. dollars.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Information Regarding Forward-Looking Statements”.

OVERVIEW

724 Solutions designs, develops, markets and supports software products for use by mobile network operators worldwide. Mobile network operators are telecommunications companies that provide a range of mobile voice and data communications services to their consumer and business customers.  Examples of large mobile network operators include Verizon Wireless, Cingular Wireless, Sprint PCS, Vodafone Group and China Mobile.

We offer software products that enable Internet connectivity to mobile devices such as mobile phones and handheld computing devices.  We also offer software that helps to deliver text messaging, multimedia messaging, voice services and transactions to mobile network operators’ end user customers using mobile phones and handheld computing devices.

We were incorporated in 1997 and in 1999 we introduced our initial products. Initially, we focused on creating wireless software products that assisted financial services companies in making their traditional services available to their customers wirelessly from mobile phones and other handheld computing devices.  In January 2001, we acquired Tantau Software with a view to expanding our customer base, utilizing Tantau’s software products to strengthen our products offered to financial services customers, and to expand our sales to mobile network operators.  In 2001, we began offering our mobile alerting software products and our mobile Internet gateway product (software that enables internet connectivity to mobile devices) to mobile network operators. In October 2002, our products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite of products (XMS).  We no longer offer products developed specifically for financial institutions, although we continue to provide services to a small number of financial services customers and continue to support earlier sales to them.

During 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably.  At the same time, we judged that the market for mobile data services in the mobile network operator sector was potentially larger and likely to develop sooner. As a consequence, we began a process to restructure the company to focus on business opportunities in the mobile network operator marketplace.  During 2004, we completed this process and are now focused on selling our software products to mobile network operators.

We continue to develop and expand our X-treme Mobility Suite of products for mobile network operators to assist them in growing their next-generation data services.  In addition, we may in the future acquire products and/or companies that have developed software that aligns with our X-treme Mobility Suite of products.

DEVELOPMENTS IN 2004

ADOPTION OF U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR REPORTING PURPOSES

In prior years, our consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and we have included a reconciliation to U.S. generally accepted accounting principles. For 2004, our consolidated financial statements have been prepared under U.S. generally accepted accounting principles. We have determined that this is appropriate as the majority of our shareholders reside in the United States. Comparative financial statements have been restated to reflect this change in basis of presentation and a reconciliation setting out the differences between U.S. and Canadian generally accepted accounting principles as applied to our consolidated financial statements is provided in note 17 to our annual audited financial statements included elsewhere in this report.

CONVERTIBLE DEBT ISSUANCE TO RELATED PARTY

In the second quarter of 2004, we arranged a private placement of secured convertible promissory notes with Austin Ventures, a related party, for a total principal amount of $8,000,000. Austin Ventures is our largest beneficial shareholder. Assuming that all of the notes are converted into common shares at the lowest possible conversion price on the maturity date, all accrued interest on the notes is paid with common shares, and that no additional common shares are issued, Austin Ventures could be deemed to beneficially own up to 44.72% of our issued and outstanding common shares.

The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004. In accordance with the policies of The Toronto Stock Exchange and the NASDAQ National Market, shareholder approval was required to complete the second tranche of the financing. We obtained the approval on June 29, 2004 and completed the second tranche of the financing by issuing $4,956,000 of convertible notes.

The notes have a three (3) year term and carry an interest rate of 2.5% per quarter. The notes are secured by substantially all of our assets.  All outstanding principal and interest is convertible into our common shares at a conversion price of $3.07 per share. If we issue any common shares or securities convertible into common shares at a price that is less than the conversion price of the notes then in effect, then the conversion price shall be subject to a weighted average anti-dilution adjustment. The conversion price will not be lowered by more than 15% of the initial conversion price of $3.07.

The principal and interest payable at maturity can be converted into common shares of 724 Solutions at the option of Austin Ventures. All interest accrued in the second and third quarters of 2004 plus 50% of the interest charges thereafter are payable at maturity. The periodic interest payments can be paid in common shares at our option at the conversion price then in effect on the interest payment date so long as the market price of the shares on that date is greater than the conversion price. We also agreed to include two nominees from Austin Ventures in any slate of directors proposed for shareholder approval. See note 7 to our annual audited financial statements for year ended December 31, 2004 for further details as to the accounting treatment of these notes.

ASSET PURCHASE

In the second quarter of 2004, we completed an agreement with Nokia (NYSE: NOK) to acquire the Nokia Multimedia Application Gateway (AGW) product. AGW is a software product that provides subscriber functionality to a mobile network operator’s multimedia messaging services. AGW has been decoupled from the mobile network operator’s multimedia message delivery infrastructure, usually provided by a Multimedia Messaging Service Center (MMSC), so that new multimedia functionality can be added into AGW, allowing mobile network operators to rapidly deploy new multimedia services, without the need to update their messaging infrastructure.

The current subscriber functionality provided by AGW is Legacy Device support, Email Smart Push and Multimedia Album.

•

Legacy Device Support:  As mobile network operators offer multimedia services, such as picture messaging (take a picture using a camera phone, and send it), the subscribers to whom they can offer these services is limited to those subscribers with multimedia capable terminals. With Legacy Device support, subscribers who do not have multimedia capable terminals can still participate in multimedia services.  These subscribers receive a text message with a link to a website where they can view the multimedia messages sent to them.  This expands the addressable subscriber base for multimedia services.

•	Email Smart Push (ESP): ESP allows multimedia subscribers to send multimedia messages to email addresses (versus phone numbers). This expands the addressable subscriber base for multimedia services.

•

Multimedia Album: The Multimedia Album is a web-based service that allows subscribers to create, edit, store, send and share multimedia messages.  Additionally, subscribers can upload multimedia messages from their terminals into their albums, and upload media from their PCs into their album.

In the transaction, we purchased approximately $500,000 of development hardware that was deployed in the Toronto development center.  We also signed an OEM agreement under which Nokia will continue to offer the product to its existing and future customers.

RESTRUCTURING AND OTHER CHARGES

During 2004, we determined it was appropriate to implement additional cost reductions. These efforts were implemented in order to reduce our total cost of revenue, development, sales and marketing and general and administrative costs from approximately $5.8 million in the first quarter of 2004 to approximately $5.0 million in the fourth quarter of 2004, excluding any hardware costs that may be part of a sale to a customer. As part of these restructuring efforts, we reduced our worldwide work force by 23 people (2 in professional services, 3 in sales and marketing, 13 in research and development, and 5 in general and administration).  This headcount reduction was a result of consolidating development and G&A personnel by closing our offices in Germany and Finland, and reducing our marketing and sales employees from whom we did not expect to generate significant revenue. These activities were substantially completed by June 2004. At December 31, 2004, we had no significant remaining obligations due to our restructurings. In the first quarter of 2004, we initially announced that we would reduce our headcount by approximately 40 people.  With the acquisition of the AGW product in the second quarter, the additional terminations planned in the first quarter were not carried out, as these development staff were redeployed to develop and support the AGW product.

As a result of these transactions, we recorded $1.2 million in restructuring charges during 2004 of which $674,000 related to severance and $500,000 related to lease exit costs. This amount was offset by a reduction of $181,000 in our 2002 restructuring reserve, as hosting exit costs were lower than we had projected. The $1.2 million amount is the net of the $2.1 million restructuring charge in the first quarter and the $900,000 reversal in the second quarter as described above, and an additional $26,000 reversal in the fourth quarter.

Included in our “Accrued Liabilities” as at December 31, 2004 is approximately $93,000 in restructuring reserve related to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that we have vacated. Although the space is sublet, we are obligated to refurbish the space at the end of the lease. We expect to pay out the remaining balance by the end of the first quarter of 2006.

We evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from that product or function.

See note 15 to our annual audited financial statements for year ended December 31, 2004 for further details.

CRITICAL ACCOUNTING POLICIES

We periodically review our financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed our selection, application and communication of critical accounting policies and financial disclosures. We have determined that our critical accounting policies relating to our core ongoing business activities are primarily those that relate to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) income taxes, (iv) litigation, (v) valuation of intangible assets, (vi) valuation of fixed assets, and (vii) restructuring provisions.

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

Software license agreements can be multiple element arrangements that include related maintenance and implementation fees. Accordingly, the fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of fair value (“VSOE”) of each element in accordance with Statement of Position (“SOP”) 97-2. For these multiple element contracts falling under SOP 97-2 for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, if we have VSOE for all undelivered elements (typically, services and maintenance) we record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

In some software license agreements, some of our products cannot be considered “off-the-shelf” and the contracted deliverables and professional services fees may be essential to the functionality of the software. In these circumstances, we recognize revenue as the deliverables and services are performed and revenue is earned in accordance with the percentage of completion method of accounting.

For license and services agreements that provide significant commitments to refunds and/or penalties on the services and/or license components should the system not perform according to documented specifications, we defer recognition of revenue for the amount subject to refund or penalty until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be for those agreements.

We typically license our software on a per user or per transaction basis.  Accordingly, our revenue is dependent on whether, and the extent to which our customers continue to use our software. However, in the case of our amended agreement with Hewlett-Packard in connection with Hewlett-Packard’s re-licensing of our software to Sprint PCS, we license our software on a quarterly and monthly fixed fee basis. If, at any time and for any reason, Sprint PCS decides to no longer use our software for additional customers, Hewlett-Packard will cease paying the quarterly/monthly fixed fees and we will not receive any further license fees under the agreement.

PRODUCT REVENUE

Product revenue consists of the following:

•

Variable License Fee Arrangement – a variable license fee based on the numbers of users or the total capacity in a period. Revenue is recognized on an ongoing basis when determinable and will vary with the number or the total capacity of our customers’ end users.  In some of our agreements, there may be a cap on the total license fees paid by our customer for a particular product.

•

Reseller/OEM Arrangement – the reseller or OEM typically pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users or based on a given capacity. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above. We recognize royalty fee revenue when the amount is determinable and all of our other revenue recognition criteria for license revenue are met.

•

Fixed License Fee Arrangement – a license fee for a fixed number of copies or unlimited use of the software for a period of time ranging from 3 months to perpetuity.  If the license is not a perpetual license, we recognize the revenue ratably over the term of the license.  If the license is a perpetual license, we recognize the revenue when general conditions outlined above under “Sources of Revenue” are met.

SERVICE REVENUE

IMPLEMENTATION AND CUSTOMER SERVICE FEES

Revenue from implementation and customer service fees includes fees for implementation of our product offerings (which may include hardware and third party software operating on the hardware), consulting and training services. Customers are charged a fee based on time and expenses and a fee for the hardware and third party software they choose to buy from us. Revenue is recognized as the implementation is performed or as the hardware is delivered and accepted or deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be, for those contracts.

MAINTENANCE FEES

We receive revenue from maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer’s cumulative license fees, and may include a minimum quarterly amount. If associated with the fixed fee license model, the maintenance revenues received will be recorded as deferred revenue and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any maintenance payments will be recognized on a monthly basis as earned.

MANAGED ALERTS SERVICE FEES

We receive revenue from providing services to our customers using our managed X-treme Alerts Platform.  These can include revenue from voice alerts, Short Message Service (SMS) alerts, Multimedia Message (MMS) alerts, fraud alerts, and collection alerts.  Our XAP software is hosted in New Jersey with Computer Sciences Corporation and the voice hardware is hosted in Florida with InterVoice. Customers typically pay a per alert fee, subject to monthly minimums.  The fees are recognized on a monthly basis as earned.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our general credit terms are 30 to 60 days from the invoice date.  We perform an ongoing credit evaluation of each customer’s financial condition and if the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payment, an additional allowance would be required. At December 31, 2004, our allowance for doubtful accounts totals $18,000.  Our maximum exposure to loss on receivables at any point in time is the total accounts receivable, which was $2.8 million at December 31, 2004.  Due to the significant number of estimates utilized in determining an expected rate of uncollectible receivables, actual results of collections could be materially different from these estimates.

INCOME TAXES

We record a valuation allowance against deferred income tax assets when we believe it is not more likely than not that some portion or all of the deferred income tax assets will be realized. We consider factors such as the reversal of deferred income tax liabilities, projected taxable income, the character of the income tax asset and the potential for realization due to tax planning strategies. At December 31, 2004, while we have $92.2 million in available net tax benefit of loss carry forwards and other deferred tax assets, we have experienced losses in recent years and the extent of future income for tax purposes before utilization of these benefits is uncertain.  Accordingly, the entire balance of deferred tax assets has been reduced by a valuation allowance.  Due to the significant number of estimates and projections utilized in determining an appropriate valuation for our deferred income tax assets, the actual valuation allowance against the tax assets could be materially different from these estimates.

LITIGATION

We are a party, from time to time, in legal proceedings such as the securities litigation relating to our initial public offering (see Item 3 – Legal Proceedings). In these cases, we assess the likelihood that a loss will result, as well as the amount of that loss, and the financial statements provide for the best estimate of the losses. In making our assessment of the existence of loss, we consider advice from legal counsel, the nature of the claim and other settlements, if any, that are occurring from similar claims.  To the extent that any of these legal proceedings are resolved and require us to pay an amount in excess of what has been provided for in the financial statements, we would be required to record, against earnings, the excess at that time. If the resolution resulted in a gain, or a loss less than that provided for, the gain is recognized when received or receivable.

VALUATION OF INTANGIBLE ASSETS

We have acquired several other businesses. As part of the completion of any business combination, we are required to value any intangible assets acquired at the date of acquisition. We utilize the most current internally-generated and publicly available information to develop an estimate of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable at the date prepared.  This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the intangible assets acquired. There can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired intangible assets. To assist us with the valuation process, we have adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, it is entirely possible that either we or the independent valuation experts will make judgments or estimates that differ from actual circumstances.  In these cases, we may be required to record a provision or write-off certain of our intangible assets. Similarly, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test the value of our goodwill. Changes in estimates could result in different conclusions for the underlying value of goodwill. We perform our annual impairment testing on goodwill at December 31 of each fiscal year, provided that circumstances do not arise during the year that would necessitate an earlier evaluation. Over the past three years, our book value has exceeded our fair value and we have recorded impairment charges to reflect these assessments.  As at December 31, 2004, the carrying value of our goodwill and intangible assets has been written down to nil.

VALUATION OF FIXED ASSETS

We monitor the appropriateness of the carrying values of our fixed assets, primarily office furniture and computer software and equipment, on an ongoing basis, in accordance with accounting requirements. As required, if an indicator of potential impairment is evident, we will review the projected undiscounted future cash flows associated with the relevant fixed asset, to determine if the undiscounted cash flows exceed the carrying amount of the fixed asset. If it is determined that the net carrying amount of the fixed asset is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the asset. We utilize the most current internally-generated and publicly available information to develop our estimates of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable. Additionally, determination of fair values of fixed assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of fixed assets could materially affect our estimates.  We have recorded charges to write-down fixed assets, primarily arising due to the restructuring activities we have undertaken.  As at December 31, 2004, our net book value of fixed assets was $1.1 million.

RESTRUCTURING PROVISIONS

We record restructuring provisions when specified criteria under accounting principles are met.  While these provisions are substantially based on contractual terms, it is necessary to make estimates of the fair values of liabilities in some circumstances, primarily when the charge includes future costs to be incurred on leased space which is no longer being used but for which the lease agreement has not been terminated.  In these cases, we estimate the fair value of future sub-lease rentals that will be realized over the term of the agreement.  These estimates take into account expected demands and prices available for the specific space in the areas the lease is located.  Unless we have a fixed sub-lease for the remaining term of the lease arrangement, the actual amount of sub-lease rental income may differ from the estimates used in developing the provision and those changes may be material.  Changes in estimated sub-lease income are recognized as determinable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Our consolidated financial statements for 2004 have been prepared in accordance with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

In the year ended December 31, 2004, product revenue increased to $8.8 million from $7.0 million in 2003. Revenue from our X-treme Mobility Suite of products increased to $8.5 million in 2004 from $5.8 million in 2003.  Our principal revenue producing deployments for XMS were Hewlett-Packard (as a reseller to Sprint PCS), Nokia and a European MNO.  Hewlett-Packard (as a reseller to Sprint PCS) contributed $151,000 of the increase in our XMS product revenue through strong continued customer adoption of mobile data services on Sprint’s PCS Vision network.  Our OEM relationship with Nokia contributed $2.0 million of the increase and a European XMG customer accounted for $863,000 of the increase.  The increases were partially offset by decreasing product revenue at other deployments, most notably at Radiolinja Origo, where product revenue declined by $329,000 in 2004 compared to 2003, as the 2003 amount included a one-time license fee. In 2004, the XMG product accounted for approximately 74% of our revenue from XMS and the AGW product, the new product purchased from Nokia in 2004, accounted for approximately 24% of the XMS revenue.  In 2003, our XMG product accounted for approximately 93% of the XMS revenue.  While we provide our customers with fixed or variable pricing alternatives, in 2004, as in 2003, essentially all of our key revenue producing contracts for the XMS suite were on a variable pricing model.  We anticipate that the XMS products will generate most of our product revenue in 2005.

During 2004 and 2003, product revenue from the financial services industry was $328,000 and $1.2 million, respectively, as some older contracts ended and were not renewed by our financial services customers. We will continue to perform under the contracts we currently have with our financial services customers.  We anticipate that revenue from these customers in 2005 will remain close to 2004 levels or decline slightly. Our ability to achieve this revenue, however, is dependent on our remaining financial services customers renewing their contracts.

SERVICE REVENUE

Service revenue increased to $6.2 million for the year ended December 31, 2004 from $5.9 million in 2003.

In 2004, service revenue from XMS increased to $5.2 million from $2.7 million in 2003.  Implementation and customer service fee revenue was $1.7 million in 2004 compared to $1.0 million in 2003.  Approximately 50% of the increase was a result of the delivery of hardware to a customer, and the remaining increase was a result of increased implementation revenue related to our XMG revenue.  Managed alerts services revenue was $455,000 in 2004 compared to nil in 2003, primarily due to one customer adopting this platform as a key part of its customer retention and loyalty program.  Maintenance revenue, mainly from Hewlett-Packard (as a reseller to Sprint PCS) and Nokia totaled $3.0 million, up $1.3 million from $1.7 in the previous year.  Maintenance from Hewlett-Packard (as a reseller to Sprint PCS) increased due to a significantly increased subscriber base using Sprint PCS services, while the AGW product maintenance revenue was $378,000 in 2004.

Service revenue from the financial services industry was $1.1 million in 2004, down from $3.2 million in 2003, as our older contracts were not renewed by our financial services customers, resulting in less service work for these customers.

OPERATING EXPENSES

COST OF PRODUCT REVENUE

Our product revenue consists of the sale of software licenses typically on a per user or on a capacity basis.  There are no significant out-of-pocket costs associated with the manufacturing of our software.   Costs that are associated with our software are as follows:

•

Development costs: Software development costs are capitalized beginning when a product’s technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers.  All subsequent costs are expensed as incurred.  To date, the completion of working models of our products has substantially coincided with the general release of the products.  As a result, we have not capitalized any software development costs, since those costs have not been significant.

•

Amortization of intangible assets: This includes intellectual property that we have acquired and either license as a stand alone product or embed in our software product. The acquired software products are amortized on a straight-line basis over a period of two to five years. All acquired software products had been fully amortized or written down to nil by the end of September 2003 (see note 15 of our consolidated financial statements). Therefore, the amount amortized in 2004 was nil compared to $3.5 in 2003.

•

Other: Some of our products include third party embedded software.  In 2004, we recorded $26,000 of license fees to third party vendors for the use of their software that has been embedded in our software.

•

Cost of product revenue also includes the cost of third party inventory purchased from third parties and sold to our customers. In 2004 as in 2003, we did not purchase or sell any third party inventory to our customers.

COST OF SERVICES REVENUE

Cost of services revenue consists primarily of personnel costs associated with customer support, training and implementations, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.  It also includes the cost of hardware and third party software that our customers desire us to purchase and resell to them.

Cost of services revenue was $6.6 million for the year ended December 31, 2004, compared to $6.0 million in 2003, an increase of 10%.  Included in the 2004 amount is approximately $400,000 in hardware costs related to a customer deployment. Our average professional services headcount was 20 in 2004 and 2003.  We ended 2004 and 2003 with 22 and 17 professional services personnel respectively.  Cost of services revenue, as a percentage of total revenue, was 44% for the year ended December 31, 2004, compared to 47% in 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses, and allocated operating expenses.

Research and development (R&D) expenses decreased to $6.3 million for the year ended December 31, 2004, compared to $9.4 million in 2003, a reduction of 34%. The decrease is a result of our restructuring initiatives, as a result of which we reduced our average R&D headcount to 52 in 2004 from 65 in 2003, a reduction of 20%.  We ended 2004 and 2003 with 57 and 48 research and development personnel respectively.  In addition, through our restructuring initiatives, we reduced the average cost per development employee by approximately 17%, by locating more of our development team in a more cost-effective location.  We estimate these savings to be approximately $1.3 million.  We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. We anticipate that we will hire additional development personnel in 2005. R&D expense, as a percentage of revenue, was 42% for the year ended December 31, 2004, compared to 73% in 2003.

SALES AND MARKETING

Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing (S&M) expenses were $5.0 million for the year ended December 31, 2004, compared to $7.0 million in 2003, a reduction of 28%.  The decrease is a result of the reduction in the average number of sales and marketing personnel to 19 in 2004 from 27 in 2003 – a reduction of 29% and a $350,000, or 50% reduction on marketing expenditures primarily related to public relations and industry events.  We ended 2004 and 2003 with 17 and 21 sales and marketing personnel respectively.  We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 33% for the year ended December 31, 2004, compared to 54% in 2003.

GENERAL AND ADMINISTRATIVE

General and administrative (G&A) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as facilities, travel and professional consulting costs. Our corporate staff includes executive officers and business development, financial planning and control, legal, human resources and corporate administration staff.

G&A expenses decreased to $3.1 million for the year ended December 31, 2004, compared to $4.1 million in 2003 – a reduction of 25%. The decrease in G&A expenses reflects our restructuring initiatives through which we reduced our average yearly headcount in G&A to 15 in 2004 from 20 in 2003, a reduction of 25%.  We ended 2004 and 2003 with 13 and 18 general and administrative staff respectively.  The reduction in personnel together with a reduction in our insurance costs (primarily our directors and officers insurance) and legal fees resulted in savings of approximately $200,000, $230,000 and $250,000 respectively. G&A expense, as a percentage of revenue, was 20% for the year ended December 31, 2004, compared to 32% in 2003.  We  believe that we will need to add additional staff in this area in the coming year to address the increased level of regulatory compliance in today’s environment.

DEPRECIATION

Depreciation expense was $595,000 in the year ended December 31, 2004, compared to $908,000 in 2003. Depreciation decreased as we continue to utilize fully depreciated fixed assets. We have recently begun to reinvest in fixed assets and anticipate that we will make further purchases of fixed assets in 2005.

STOCK-BASED COMPENSATION

Effective January 1, 2003, we prospectively adopted the fair value accounting for stock-based awards, as prescribed by SFAS 123, Accounting for Stock-based Compensation.  Prior to January 1, 2003, we elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).  APB 25 is based upon an intrinsic value method of accounting for stock-based compensation.  Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

We adopted fair value accounting for stock-based awards using the prospective application transitional alternative available in SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure.  Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period.  When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities.  The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the service period, that is the vesting period of the award.  Changes in our payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating income. Stock-based awards that are settled in cash or equity at our option o are recorded at fair value on the date of grant and recorded as additional paid-in capital.  The fair value measurement of the compensation cost for these awards is based on the Black-Scholes option pricing model, and is recorded in operating income over the service period, that is the vesting period of the award.  When awards are exercised, share capital is credited with the related portion previously credited to additional paid-in capital.

Stock-based compensation decreased to $152,000 for the year ended December 31, 2004, all related to the fair value of options granted in 2003 and 2004, compared to $1.7 million for the year ended December 31, 2003. The 2003 expense included $1.6 million related to the amortization of deferred stock-based compensation recorded as a result of assuming, through business acquisitions, stock option plans that included unvested options and common shares.

RESTRUCTURING COSTS

During 2004, we determined it was appropriate to implement additional cost reductions. These efforts were implemented in order to reduce our total cost of revenue, development, sales and marketing and general and administration costs from approximately $5.8 million in the first quarter of 2004 to just over $5.0 million, excluding hardware costs included in cost of revenue, in the fourth quarter of 2004.  As part of these restructuring efforts, we reduced our worldwide work force by 23 people (2 in professional services, 3 in sales and marketing, 13 in Research and Development, and 5 in general and administration).  This headcount reduction was a result of consolidating development and G&A personnel by closing our offices in Germany and Finland, and reducing our marketing and sales employees from whom we did not expect to generate significant revenue. These activities were substantially completed by June 2004. Additional terminations planned in the first quarter were not carried out due to the Nokia asset purchase in the second quarter.

As a result of these transactions, we recorded $1.2 million in restructuring charges of which approximately $700,000 related to severance and $500,000 related to lease exit costs. The $1.2 million number is the net of the $2.1 million restructuring charge in the first quarter and the $900,000 reversal in the second quarter.

Included in our “Accrued Liabilities” as at December 31, 2004 is approximately $93,000 in remaining obligations arising from a restructuring activity undertaken in 2002. Specifically, it relates to the remaining costs associated with an office in Europe that we have vacated. Although the space is sublet, we are obligated to refurbish the space at the end of the lease. We will pay out the remaining balance by the end of the first quarter of 2006.

We continue to evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from or contribution to the business of that product or function.

WRITE-DOWN OF GOODWILL, INTANGIBLES AND OTHER ASSETS

SFAS No. 142 requires goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002 (see “Significant Accounting Policies,” note 2 to our consolidated financial statements). In 2003, we assessed the carrying value of our goodwill by comparing the carrying value of our net assets (approximately $23.8 million including the amount then assigned to goodwill) to the quoted market price (which we believe is an indicator our the fair market value) of our stock (approximately  $16.9 million calculated using the average closing price of our shares on The Nasdaq Stock Market on the 22 business days in December of 2003).  Based on this analysis, we concluded that an impairment in the carrying value of goodwill had occurred.  After allocating our fair value to the fair value of our tangible and intangible assets (which we estimated to be higher than the book value) the resulting implied value of goodwill was determined to be nil.  Accordingly, we recorded a write-down of $9.1 million. As described in Note 15 of our consolidated financial statements, at the end of 2003, the carrying value of goodwill was nil.

INTEREST EXPENSE

We had a net interest expense of $396,000 in the year ended December 31, 2004, compared to net interest income of $254,000 in 2003. We issued $8 million in convertible notes in the second quarter of 2004; the interest expense associated with this debt was $524,000 in 2004. Interest derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares as well as from the convertible debt financing completed in the second quarter of 2004 was $128,000 in 2004. In 2003, interest income in 2003 was net of interest expense related to a note payable. The note was fully repaid by the end of the first quarter of 2003.

Net interest expense is expected to be approximately $800,000 in 2005; $950,000 in interest charges relate to the convertible notes payable to related parties offset by interest income of approximately $150,000.

NET LOSS

Our net loss decreased to $8.0 million for year ended December 31, 2004 compared to $28.3 million in 2003. Our net loss has decreased due to a number of factors. Our revenue increased by $2.2 million and we had lower operating costs as a result of our restructuring initiatives. We wrote down the remaining goodwill of $9.1 million in 2003 and amortized the remaining intangible assets of $3.5 million. Stock-based compensation charges decreased significantly in 2004 to $152,000 from $1.7 million in 2003 and depreciation expenses were lower by $313,000 in 2004 compared to 2003.

DEVELOPMENTS IN 2003

RESTRUCTURING AND OTHER CHARGES

During 2003, we determined it was appropriate to implement additional cost reductions. These efforts were implemented in order to reduce our total cost structure from approximately $9.8 million in the first quarter of 2003 to a total cost structure of $7.0 million in the third quarter of 2003.  On an operational basis, we anticipate that we will save approximately $1.5 - $2.0 million in cash per quarter as a result of our cost reduction initiatives.  As part of these restructuring efforts, we reduced our worldwide work force by approximately 40 people (4 in professional services, 10 in sales and marketing, 23 in Research and Development, and 3 in general and administration).  This headcount reduction was a result of eliminating redundant development personnel by closing our Chicago office, and reducing our marketing and sales employees that we did not expect to generate significant revenue. This restructuring activity also resulted in a significant reduction to our personnel in our Toronto office, which reduced our exposure to movements in the Canadian dollar, but resulted in a proportionate increase in our exposure to the Euro.  These activities were substantially completed by June 2003.  However, we continue to monitor our costs and expenses on an ongoing basis and seek to reduce them when feasible.

As a result of these transactions, we recorded $950,000 in restructuring charges of which $775,000 related to severance and $175,000 related to lease exit costs. The 2003 reductions were mostly offset by a reduction to our hosting exit reserve by $900,000 from the unpaid amount originally accrued in 2002 with respect to a restructuring implemented at that time, as actual hosting related costs were lower than our original estimate (see Note 15(a) to our consolidated financial statements). Specifically, we adjusted our hosting reserve because (a) one of our customers reduced its hosting requirements (resulting in projected savings relative to the remaining amount accrued of $400,000) and (b) we renegotiated our contract with our hosting provider (resulting in projected savings relative to the remaining amount accrued of $500,000)

WRITE-DOWN OF GOODWILL

SFAS No. 142 and the Canadian Institute of Chartered Accountants’ Handbook section 3062 require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002 (see “Significant Accounting Policies,” note 2 to our consolidated financial statements). ). In 2003, we assessed the carrying value of our goodwill.  We compared the carrying value of our net assets (approximately $23.8 million including the amount then assigned to goodwill) to the quoted market price (which we believe is an indicator our the fair market value) of our stock (approximately  $16.9 million calculated using the average closing price of our shares on The Nasdaq Stock Market on the 22 business days in December of 2003).  Based on this analysis, we concluded that an impairment in the carrying value of goodwill had occurred.  After allocating our fair value to the fair value of our tangible and intangible assets (which we estimated to be higher than the book value) the resulting implied value of goodwill was determined to be zero.  Accordingly, we recorded a write-down of $9.1 million.

As described in Note 15(b) of our consolidated financial statements, at the end of 2003, the carrying value of goodwill was zero.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUE

PRODUCT REVENUE

In the year ended December 31, 2003, product revenue decreased to $7.0 million from $8.8 million in 2002. Starting in 2002 and continuing through 2003, we increased our focus on positioning and selling our products to MNOs, while decreasing our focus on selling our products to the financial services industry.  Revenue from our XMS products that were positioned to be sold to the MNO market increased to $5.8 million in 2003 from $1.3 million in 2002.

Our principal revenue producing deployments for the XMS products were to  Hewlett-Packard (as a reseller to Sprint PCS), Radiolinja Eesti and Radiolinja Finland, with Sprint contributing the majority of this revenue based on their customer adoption of mobile data services on their PCS Vision network by the end of 2003.  Hewlett-Packard accounted for approximately $3.9 million of the increase and Radiolinja Finland and Eesti accounted for approximately $0.4 million.  Our XMG product accounted for over 90% of the revenue from XMS and our XSAM product accounted for approximately 6% of the revenue in 2003, while our XMG product and XSAM product accounted for 85% and 15% in 2002.  The increase in the percentage attributable to XMG was primarily due to the strong adoption of wireless subscribers at Sprint PCS, resulting in increased revenue from Hewlett-Packard.   While we provide our customers with fixed or variable pricing alternatives, in 2003, as in 2002, essentially all of our key revenue producing contracts for the XMS suite were on a variable pricing model.  We did not experience any material changes in our pricing model between 2002 and 2003 but anticipate that per user or per transaction prices will likely decline as software similar to ours becomes more widely adopted in the marketplace.  We typically license our software on a per user or per transaction basis.  Accordingly, our revenue is dependent on whether, and the extent to which our customers continue to use our software.

During 2003 and 2002, product revenue from the financial services industry was $1.2 million and $7.5 million, respectively, as older contracts approached their termination dates and were not renewed by our financial services customers. We will continue to perform under the contracts we currently have with financial services customers but we anticipate that revenue from these customers will be significantly less than 2003. Our ability to achieve this revenue, however, is dependent on our remaining financial services customers renewing their contracts.

SERVICE REVENUE

Service revenue decreased to $5.9 million for the year ended December 31, 2003 from $11.9 million in 2002.  The decrease was a result of changing our customer focus to MNOs and our product focus to the X-treme Mobility Suite of products. In 2003, service revenue from our XMS products decreased to $2.7 million from $4.7 million in 2002.  While the number of service revenue producing installations in the MNO sector increased to 10 in 2003 from 3 in 2002, the complexity and scope of customizations required by our customers on initial deployment of our products decreased.  This decrease was a direct result of the specific requirements of the customers who purchased our product in 2003. In 2002, Hewlett-Packard (as reseller to Sprint PCS) required a very complex, customized solution that generated approximately $4.5 million in service revenue, while our customers in 2003 often decided to deploy our products with minimal customization.  The development of our product had also progressed in 2003 so that some features previously available only through customization were now incorporated into the product.    While this further development may lead to lower services revenue on the future initial deployment of our products, we believe these enhancements in our products will result in a lower cost of ownership for our customers resulting in a greater number of deployments and greater market share. Service revenue from the financial services industry was $3.2 million in 2003, down from $7.2 million in 2002 as our older contracts approached their termination and were not renewed by our financial services customers, resulting in less service work for these customers.

OPERATING EXPENSES

COST OF PRODUCT REVENUE

Cost of product revenue consists primarily of the amortization of software products acquired by us through business acquisitions completed in 2000 and 2001.  The acquired software products and their related technologies are embedded in the products we licensed to our customers.  The acquired software products are amortized on a straight-line basis over three years.  In 2003, the amount amortized was $3.5 million compared to $4.4 in 2002.  The reduction is due to the fact that the acquired software products were completely amortized by the end of September 2003.

Cost of product revenue also included the cost of inventory purchased from third parties and sold to our customers and the write off of excess inventory.  In 2003, we did not purchase or sell any inventory to our customers.  As part of our restructuring in 2002, we reduced the number of products we were selling to the marketplace, and accordingly expensed the remaining value of inventory we had purchased in the amount of $2.7 million.

COST OF SERVICES REVENUE

Cost of services revenue was $6.0 million for the year ended December 31, 2003, compared to $7.3 million in 2002, a reduction of 18%.  The decrease is a result of our restructuring initiatives through which we reduced our average professional services headcount from 28 in 2002 to 20 in 2003 – a reduction of 29%. We ended 2003 and 2002 with 17 and 22 professional services personnel respectively.  The percentage reduction in average headcount is greater than the percentage reduction in dollars as the average cost of those employees who we terminated was lower than those employees that remained.  Cost of services revenue, as a percentage of total revenue, was 47% for the year ended December 31, 2003, compared to 35% in 2002.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses decreased to $9.4 million for the year ended December 31, 2003, compared to $16.6 million in 2002, a reduction of 43%. The decrease is a result of our decision to focus on the market for mobile data services in the mobile network operator sector through which we reduced our average R&D headcount from 151 in 2002 to 65 in 2003 – a reduction of 57%.  We ended 2003 and 2002 with 48 and 81 research and development personnel respectively.  The percentage reduction in average headcount is greater than the percentage reduction in dollars as the average cost of those employees who we terminated was lower than those employees that remained.  We believe our current R&D staff is sufficient to build the products we license in the mobile network operator sector and will continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. For a further discussion of our decision to focus on the mobile network operator sector and its impact on our business, please see the section entitled “Restructuring” below.  R&D expense, as a percentage of revenue, was 73% for the year ended December 31, 2003, compared to 80% in 2002.

SALES AND MARKETING

Sales and marketing (S&M) expenses were $7.0 million for the year ended December 31, 2003, compared to $17.2 million in 2002, a reduction of 59%.  The decrease is a result of our decision to focus on the market for mobile data services in the mobile network operator sector.  We reduced the average number of sales and marketing personnel from 66 in 2002 to 27 in 2003 – a reduction of 59%.  We ended 2003 and 2002 with 21 and 33 sales and marketing personnel respectively.  This reduction was necessary to bring the size of the sales force in line with our projected revenue.  The reduction to the sales force was also designed to address the specific market upon which we are currently focused. The 2003 amount also reflects a reduction of approximately $400,000 (41%) in our spending on discretionary marketing programs, primarily achieved through reduced public relations (reduction of $217,000) and reduced company sales events (reduction of $100,000). For a further discussion of our decision to focus on the mobile network operator sector, please see the section entitled “Restructuring” below.  We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 54% for the year ended December 31, 2003, compared to 83% in 2002.

GENERAL AND ADMINISTRATIVE

G&A expenses decreased to $4.1 million for the year ended December 31, 2003, compared to $7.0 million in 2002 – a reduction of 41%. The decrease in G&A expenses reflects our restructuring initiatives in which we have reduced our average yearly headcount in G&A from 40 in 2002 to 20 in 2003, a reduction of 50%.  The reduction in personnel accounted for approximately $2.3 million of the decrease in G&A expenses. We ended 2003 and 2002 with 21 and 33 G&A headcount respectively.  As part of our decision to focus on the market for mobile data services  in the mobile network operator sector, we closed certain offices and simplified our general and administrative functions, such as corporate procurement, resulting in the need for significantly fewer G&A personnel in order to efficiently conduct our operations.  The percentage reduction in average headcount is greater than the percentage reduction in dollars as the average cost of those employees who we terminated was lower than those employees that remained.  For a further discussion of our decision to focus on the mobile network operator sector, please see the section entitled “Restructuring” below.  G&A expense, as a percentage of revenue, was 32% for the year ended December 31, 2003, compared to 34% in 2002.

DEPRECIATION

Depreciation expense was $908,000 in the year ended December 31, 2003, compared to $5.1 million in 2002. Depreciation decreased significantly because we wrote off approximately $6.3 of fixed assets in 2002 as a result of our restructuring and a significant portion of our remaining assets, specifically software, became fully depreciated in 2002.  The write off included data center and computer equipment of $3.2 million and office furniture and leasehold improvements of $3.3 million.  The fixed asset write off resulted in a reduction in depreciation of $2.0 million in 2003 compared to 2002. Also, we purchased significant amounts of software in 2001 that were depreciated over twelve months. Because we reduced capital expenditures in 2002, our depreciation expense related to software was reduced in 2003. Depreciation expense related to software was lower by $2.3 million in 2003 compared to 2002. Due to our restructurings, which included exiting the hosting business, our capital acquisitions totaled $100,000 in 2003.  We believe we have sufficient assets to run our business but do anticipate we will need to add to our fixed assets in 2004.

STOCK-BASED COMPENSATION

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

RESTRUCTURING COSTS

During 2003, we determined it was appropriate to implement additional cost reductions. These efforts were implemented in order to reduce our total cost structure from approximately $9.8 million in the first quarter of 2003 to a projected total cost structure of $7.0 million in the third quarter of 2004.  On an operational basis, we anticipate that we will save approximately $1.5 - $2.0 million in cash per quarter as a result of our cost reduction initiatives.  As part of these restructuring efforts, we reduced our worldwide work force by approximately 40 people (4 in professional services, 10 in sales and marketing, 23 in Research and Development, and 3 in general and administration).  This headcount reduction was a result of eliminating redundant development personnel by closing our Chicago office, and reducing our marketing and sales employees from whom we did not expect to generate significant revenue. This restructuring activity also resulted in a significant cut to our personnel in our Toronto office, which reduced our exposure to movements in the Canadian dollar, but resulted in a proportionate increase in our exposure to the Euro.  These activities were substantially completed by June 2003.

As a result of these transactions, we recorded $950,000 in restructuring charges of which $775,000 related to severance and $175,000 related to lease exit costs. The 2003 reductions were mostly offset by a reduction to our hosting exit reserve by $900,000 from the unpaid amount originally accrued in 2002 with respect to a restructuring done at that time, as actual hosting related costs were lower than our original estimate (see Note 15(a) to our consolidated financial statements). Specifically, we adjusted our hosting reserve because (a) one of our customers reduced its hosting requirements (resulting in projected savings of $400,000) and (b) we renegotiated our contract with our hosting partner (resulting in projected savings of $500,000).

Included in our “Accrued Liabilities” as at December 31, 2003 is approximately $1.0 million in restructuring reserve. This includes severance costs of $292,000, lease exit costs of $140,000 and hosting exit costs of $591,000. See Note 15 to our annual audited consolidated financial statements for further details.

In 2002, we recorded $17.9 million in restructuring charges.

During 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably.  At the same time, we judged that the market for mobile data services in the mobile network operator sector was potentially larger and likely to develop sooner. As a consequence, we began a process to restructure our company to focus on the pursuit of business in the mobile network operator marketplace.   During 2002, we reduced our worldwide workforce by approximately 198 people and recorded approximately $8 million in severance charges and closed our offices or significantly reduced our office space in Toronto and recorded approximately $2.5 million in lease exit costs.  In addition, as part of that restructuring, we formed a three year alliance with Computer Sciences Corporation (“CSC”) to support our then current hosting agreements and recorded a charge of approximately $7.4 million.  The total restructuring charge in 2002 was $17.9 million.  In addition to the restructuring charge, we wrote off approximately $2.7 million of inventory, comprised of $2.1 million in SMS messages and software licenses of $557,000 when we determined we would be unable to resell this inventory, and recorded a charge of $6.3 million for the write down of fixed assets, comprised of data center and computer equipment of $3.2 million and office furniture and leasehold improvements of $3.3 million.

The restructuring activities undertaken in 2002 were completed within the year, shortly after the reduction in the workforce occurred in the first and fourth quarters of the year.  All amounts provided for were settled in the year except for: (i) severance in the amount of $967,000 which was settled in 2003; (ii) lease exit costs related to abandoned premises in the amount of $1,528,000 that continues to be paid over the term of the leases having of which $140,000 remained outstanding as at December 31, 2003; and (iii) hosting exit costs in the amount of $2,487,000 which are being settled over a three year period, of which $591,000 remain outstanding as at December 31, 2003.  The severance amounts were paid in the first half of 2003.  $1,388,000 of the lease exit costs were paid in 2003.  In 2003, the Company paid $996,000 and also negotiated a reduction in the amounts owing under the hosting arrangement, thereby reducing the amount of the future payments by $900,000.

As we have indicated, we evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from that product or function.

WRITE-DOWN OF GOODWILL, INTANGIBLES AND OTHER ASSETS

SFAS No. 142 and the Canadian Institute of Chartered Accountants’ Handbook section 3062 require goodwill to be assessed for impairment only, rather than being amortized, on a prospective basis starting January 1, 2002 (see “Significant Accounting Policies,” note 2 to our consolidated financial statements).  In 2003, we assessed the carrying value of our goodwill.  We compared the carrying value of our net assets (approximately $23.8 million, including the amount then assigned to goodwill) to the quoted market price (which we believe is an indicator our fair market value) of our stock (approximately  $16.9 million calculated using the average closing price of our shares on The Nasdaq Stock Market on the 22 business days in December 2003).  Based on this analysis, we concluded that an impairment in the carrying value of goodwill had occurred.  After allocating our fair value to the fair value of our tangible and intangible assets (which we estimated to be higher than the book value) the resulting implied value of goodwill was determined to be zero.  Accordingly, we recorded a write-down of $9.1 million. At the end of 2003, the carrying value of goodwill was zero.

INTEREST INCOME

Interest income decreased to $254,000 for the year ended December 31, 2003, compared to $751,000 in 2002. Interest was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares. Interest income is net of interest expense relating to a note payable. The note was fully repaid by the end of the first quarter of 2003. Interest income decreased in 2003 compared to 2002 due to declining interest rates and because we had reduced holdings of cash, cash equivalent balances and short-term investments.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information as of December 31, 2004, 2003 and 2002 (in thousands):

As at December 31	2004	2003	2002

Cash and cash equivalents	$5,417	$13,436	$19,129
Short-term investments	8,005	1,748	18,562
Restricted cash	210	198	962

	13,632	15,382	38,653
Working capital	424	(1,278)	(11,347)

Current assets less current liabilities	$14,056	$14,104	$27,306

At December 31, 2004, our cash and short-term investments were $13.6 million compared to $15.4 million in 2003, a reduction of $1.8 million.  The reduction in our cash balance was primarily due to uses of cash, including our operating loss of $8 million, an increase in working capital of $854,000 and additions to capital assets of $1.0 million, offset by sources of cash, primarily from the proceeds from the issuance of our convertible notes of $8.0 million.

Our accounts receivables balance as at December 31, 2004 was $2.8 million, with over 88% of the balance being either current or less than 30 days past due.  We did not incur any bad debt expense in 2004 or in 2003 and we believe that the current reserve of $18,000 is sufficient and that accounts receivable will be collected. Our accrued liabilities balance of $2.1 million includes approximately $93,000 of restructuring reserves that we anticipate will be paid in 2006. Other accrued liabilities and accounts payable are anticipated to remain at approximately the same levels.

The following table presents selected financial information for the years ended December 31, 2004, 2003 and 2002 (in thousands):

For the year ended December 31	2004	2003	2002

Cash from (used in) used in operating activities	$(8,415)	$(22,854)	$(46,458)
Cash from (used in) financing activities	7,670	(600)	(2,866)
Cash from (used in) investing activities	(7,274)	17,761	8,174

Net decrease in cash	$(8,019)	$(5,693)	$(41,150)

Net cash used in operating activities decreased to $8.4 million for the year ended December 31, 2004, compared to $22.9 million in 2003.  Our revenue has increased year over year and we have significantly reduced our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities in 2004 consisted of our net loss of $8.0 million, cash outflows of $1.9 million related to severance, historic acquisition and hosting exit payments, offset by a cash source of $271,000 related to other working capital changes, a cash source of $435,000 related to long-term liabilities and long-term interest payable increases and non-cash items, primarily depreciation and amortization charges of $661,000, and stock-based compensation expense of $152,000.

Financing activities provided a cash source of $7.7 million for the year ended December 31, 2004, compared to a cash use of $600,000 in 2003. The $7.7 million was composed of $8.0 million from the issuance of convertible notes payable to related parties in the second quarter of 2004, offset by a cash use of $351,000 related to issuance costs, plus $22,000 related to the issuance of common shares upon the exercise of options. The $600,000 cash use in 2003 represented the final two payments of a note payable that was repaid in the first quarter of that year. There were no common share issuances in 2003.

Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $1.0 million in 2004, compared to a cash source of $183,000 for the year ended December 31, 2003.  The 2004 amount is related to the purchase of fixed assets, while the 2003 amount is comprised of a gain on sale of long-term investments of $283,000 less purchases of fixed assets of $100,000.

As outlined in our “Restructuring” section above, during 2004 we reduced our cost structure by reducing our headcount and closing redundant facilities.  We expect our quarterly cash expenditures in 2005 to increase somewhat from the $5.4 million achieved in the fourth quarter of 2004, as we add additional headcount to our development and on-site support teams to support our customer installations, but we will maintain our focus on cost management. We estimate our projected cash needs for 2005 to be approximately $24 to $26 million, including capital expenditures. Most of our revenue contracts are based on a per user, per transaction or quarterly or monthly fixed fee basis.  If our customers, or our largest customer (Hewlett-Packard as reseller to Sprint PCS) decides not to use our software or increase their use of our software, our license and maintenance and support revenue will be significantly negatively impacted. We anticipate that our cash on hand, together with our cash from operations will be sufficient to cover our cash requirements for at least the next 12 months.

While we have no current plans to raise additional capital, we will consider any appropriate plans, proposals or arrangements to raise additional capital if we determine that doing so is necessary or desirable to expand or continue our business operations.   We may require additional financing if we expand our operations at a faster rate than currently expected, if our costs unexpectedly increase, if our revenues decrease, if we lose one or more significant customers (including Hewlett-Packard), or if we seek to effect one or more significant acquisitions.

CONTRACTUAL OBLIGATIONS

Contractual obligations at December 31, 2004 are as follows:

	Total	Payment due by period

Contractual obligations		Less than 1 year	1-3 years	3-5 year	More than 5 years

Convertible notes payable to related parties	$8,000	$—	$8,000	$—	$—
Long-term interest payable	343	—	343	—	—
Long-term liabilities	92	—	92	—	—
Operating leases	1,390	405	613	242	130

	$9,825	$405	$9,048	$242	$130

The convertible notes payable to related parties are payable to Austin Ventures. They must be repaid at the maturity date in the second quarter of 2007, but if an event of default occurs, the convertible notes payable to related parties may become due prior to the maturity date. Additionally, Austin Ventures has the option to convert the debt to shares at the applicable conversion price at any time prior to the maturity date.

Net interest expense is expected to be approximately $840,000 in 2005, including $990,000 in interest charges related to the convertible notes payable to related parties offset by interest income of approximately $150,000. The $990,000 in interest charges related to the convertible notes payable to related parties includes approximately $850,000 of interest payable to Austin Ventures, approximately $118,000 related to the amortization of the deferred charges and approximately $22,000 related to the amortization of the beneficial conversion feature. We expect to make interest payments to Austin Ventures, in cash or shares at our option, of approximately $420,000 in 2005, approximately $441,000 in 2006 and approximately $287,000 in 2007. Additionally, we will incur additional interest charges that are to be paid at the maturity date and are convertible to common shares at the option of Austin Ventures. These amounts will be payable no later than the second quarter of 2007. If Austin Ventures does not exercise its conversion right before maturity, than the interest payable in the second quarter of 2007 related to the portion of interest convertible at the option of Austin Ventures will be approximately $1.4 million dollars.

DIFFERENCES IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRESENTED UNDER CANADIAN GAAP

Under Canadian securities requirements, we are required to provide supplemental information to highlight significant differences that would have resulted in the information provided in this section had we prepared it our using Canadian GAAP financial information.  There were no differences between the Company’s financial statements as prepared under U.S. and Canadian GAAP for the year ended December 31, 2003 and 2002.

We have identified and disclosed the significant differences between Canadian and U.S. GAAP as applied to our consolidated financial statements for the year ended December 31, 2004 in note 17 to the consolidated financial statements for the year ended December 31, 2004.  The only GAAP differences impacting the components of operating loss are the application under Canadian GAAP of the requirement to account for the convertible notes as a “compound instrument” and the requirement to separate the instrument into a liability and equity component. Under Canadian GAAP, we calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%.  The liability component amounted to approximately $7.1 million.  The residual amount of $933,000 represents the estimated equity component for the conversion option and is recorded under Canadian GAAP as the “equity portion of the secured convertible notes.”  The difference between the amounts allocated to the liability and the principal amount of the notes of $8.0 million is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.  The additional interest expense for the year ended December 31, 2004 amounted to $149,000.

Additionally, under U.S. GAAP, the costs related to the issuance of the secured convertible notes payable are recorded as a long-term asset and are amortized over the term of the notes.  For Canadian GAAP purposes, these costs are allocated on a pro rata basis between the debt and equity components of the compound instruments.  The amount allocated to the debt component has been recorded as a long-term asset and amortized over the term of the notes, and the amount allocated to the equity component has been recorded as a reduction of shareholders’ equity. As a result, under Canadian GAAP, the amortization of the deferred costs is lower by $8,000 for the year ended December 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS – CANADA AND UNITED STATES

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  We were required to apply FIN 46R to such variable interest entities (“VIEs”) commencing with quarter ended March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  There has been no impact on our accounting as a result of applying FIN 46R.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the statement was effective for instruments entered into or modified after May 31, 2003 and otherwise effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  We currently do not have any financial instruments that are within the scope of this Statement.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited consolidated statements of operations data for each of the eight most recent quarters that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information presented. These operating results are not necessarily indicative of results for any future period. You should not rely on them to predict our future performance.

	Quarter Ended				Total Year

2004	Mar. 31	Jun. 30	Sept. 30	Dec. 31

	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$1,761	$1,930	$2,013	$3,140	$8,844
Services	1,240	1,119	1,489	2,380	6,228

Total revenue	3,001	3,049	3,502	5,520	15,072
Operating expenses:
Cost of product revenue
Other	—	—	—	26	26
Cost of service revenue	1,528	1,537	1,505	2,044	6,614
Research and development	2,089	1,433	1,410	1,339	6,271
Sales and marketing	1,379	1,197	1,093	1,316	4,985
General and administrative	833	755	796	690	3,074
Depreciation	185	120	124	166	595
Stock-based compensation:
Cost of revenue	2	3	4	6	15
Research and development	4	9	10	17	40
Sales and marketing	4	7	9	14	34
General and administrative	7	14	16	26	63
Restructuring costs	2,100	(900)	(181)	(26)	993

Total operating expenses	8,131	4,175	4,786	5,618	22,710

Loss from operations	(5,130)	(1,126)	(1,284)	(98)	(7,638)
Interest income	16	(19)	(183)	(210)	(396)

Loss for the period	$(5,114)	$(1,145)	$(1,467)	$(308)	$(8,034)

Basic and diluted loss per share	$(0.85)	$(0.19)	$(0.25)	$(0.05)	$(1.34)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,985	5,984

	Quarter Ended				Total Year

2003	Mar. 31	Jun. 30	Sept. 30	Dec. 31

	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$2,010	$1,635	$1,676	$1,643	$6,964
Services	1,505	1,375	1,437	1,574	5,891

Total revenue	3,515	3,010	3,113	3,217	12,855
Operating expenses:
Cost of product revenue
Amortization of intangible assets	1,156	1,156	1,156	—	3,468
Cost of service revenue	1,574	1,422	1,458	1,577	6,031
Research and development	2,950	2,555	2,008	1,920	9,433
Sales and marketing	2,192	2,165	1,370	1,241	6,968
General and administrative	945	1,291	846	1,004	4,086
Depreciation	359	203	178	168	908
Stock-based compensation:
Cost of revenue	8	—	—	6	14
Research and development	529	682	—	16	1,227
Sales and marketing	112	170	—	14	296
General and administrative	115	—	—	26	141
Restructuring costs	—	300	—	(250)	50
Write-down of fixed assets and goodwill and other intangible assets	—	—	—	9,097	9,097

Total operating expenses	9,940	9,944	7,016	14,819	41,719

Loss from operations	(6,425)	(6,934)	(3,903)	(11,602)	(28,864)
Interest income	93	85	44	32	254
Gain (loss) on sale of investments	—	—	—	283	283

Loss for the period	$(6,332)	$(6,849)	$(3,859)	$(11,287)	$(28,327)

Basic and diluted loss per share	$(1.06)	$(1.14)	$(0.64)	$(1.89)	$(4.73)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,983	5,983

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMPACT OF INTEREST RATE EXPOSURE

As of December 31, 2004, we had approximately $13.6 million in cash, cash equivalents, short-term investments and restricted cash, of which $8.2 million consisted of short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. Our convertible notes payable to related parties bear interest at a fixed rate. Accordingly, we currently do not have any interest rate exposure on our indebtedness.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar, as we recognize the majority of our revenues in dollars.  In the foreseeable future, the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results.  We do not currently hedge against these currency fluctuations.  In the year ended December 31, 2004, we incurred realized and unrealized foreign currency losses relating to the translation of our non-U.S. dollar denominated monetary assets and liabilities of approximately $2,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth beginning on page F-1 are incorporated herein by reference.

Quarterly financial information set forth herein under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company’s disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is contained in the Company’s Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004, and which is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is contained in the Company’s Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004, and which is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is contained in the Company’s Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004, and which is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is contained in the Company’s Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004, and which is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is contained in the Company’s Management Information Circular and Proxy Statement for its Annual and Special Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004, and which is incorporated by reference herein.

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

          (a)     The following documents are filed as part of this Report:

                    1.     Financial Statements.

          Incorporated by reference from the financial statements and notes thereto that are set forth beginning on page F-1 of this report.

                    2.     Financial Statement Schedules.

          None.

          (b)     The exhibits included in this report or incorporated herein by reference are as follows:

EXHIBIT NUMBER	NAME OF DOCUMENT

3.1(1)	Articles of the Registrant.
3.2(2)	Articles of Continuance
3.3(2)	CBCA By-Laws
3.4(2)	Articles of Amendment
4.1(3)

Shareholder Rights Plan Agreement dated as of February 10, 2003, between 724 Solutions Inc. and Computershare Trust Company of Canada, as Rights Agent, including the Form of Rights Certificate attached thereto as Exhibit A.

4.2(4)

Secured Convertible Note Purchase Agreement, dated May 14, 2004, among the Registrant, 724 Solutions Software Inc., Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII,  L.P.

4.3(4)	Registration Rights Agreement, dated May 14, 2004, among the Registrant, Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P.
4.4(4)	Form of Secured Convertible Promissory Note.
10.2.1(5)	724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.
10.3.2(5)	Form of Stock Option Agreement pursuant to the 724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.
10.3.3(5)	724 Solutions Inc. 2000 Stock Option Plan, as amended and restated.
10.3.4(5)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated, for option grants prior to January 24, 2002.
10.3.5(5)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated (for option grants after January 24, 2002).

10.3.6(6)	Registrant’s Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted prior to January 2001.
10.3.7(5)	Registrant’s Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted in January 2001.
10.3.8(6)	Registrant’s Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted prior to January 2001.
10.3.9(5)	Registrant’s Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted in January 2001.
10.3.10*	Registrant’s 2005 Stock Incentive Plan
10.3.11*	Registrant’s Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan. (U.S. Optionees.)
10.3.12*	Registrant’s Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan. (Canadian Optionees.)
10.4.1(7)	Employment Agreement of John J. Sims, dated November 28, 2000.
10.4.2*	Restatement Amendment to Employment Agreement of John J. Sims, dated February 25, 2005.
10.4.3(8)	Employment Agreement of Glenn Barrett, dated May 1, 2000 and July 5, 2002.
10.4.4*	Restatement Amendment to Employment Agreement of Glenn Barrett, dated February 25, 2005.
10.4.5*	Employment Agreement of Elda Rudd, dated October 24, 2002.
10.4.6*	Amendment to Employment Agreement of Elda Rudd, dated March 10, 2005.
10.4.7(8)	Employment Agreement of Alan Prenoveau, dated November 22, 2000 and March 5, 2003.
10.4.8*	Employment Agreement with John Elliot, dated August 12, 2003.
10.4.9*	Amendment to Employment Agreement with John Elliot, dated June 7, 2004.
10.5.1(4)

Security Agreement, dated May 14, 2004, among the Registrant, 724 Solutions Software, Inc., 724 Solutions (US), Inc., 724 Solutions International, Inc., Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P.

10.5.2(4)	Guaranty, dated May 14, 2004, among 724 Solutions (US), Inc., 724 Solutions International, Inc., Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P.
10.6.1* **	Subcontract Agreement by and between the Company and Hewlett-Packard Company, dated January 17, 2002.
10.6.2*	Amendment No. 1 to the Subcontract Agreement by and between the Company and Hewlett-Packard Company, dated September 2002.
10.6.3*	Form of Amendment to the Subcontract Agreement by and between the Company and Hewlett-Packard Company, relating to purchase of additional licenses.
10.6.4* **	Amendment No. 7 to the Subcontract Agreement, by and between the Company and Hewlett-Packard Company.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP, Toronto.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1, File No. 333-90143.
(2)	Incorporated by reference to the Registrant’s definitive Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders, filed on March 31, 2004.
(3)	Incorporated by reference to the Registrant’s Form 8-K, dated February 24, 2003.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 18, 2004.
(5)	Incorporated by reference to the Registrant’s Tender Offer Statement on Schedule TO, filed on January 24, 2002.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2002.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2001.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2003.

*	Filed herewith.

**	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

724 SOLUTIONS INC.

By:	/s/ JOHN J. SIMS

John J. Sims
Chief Executive Officer

Date:	March 17, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLES	DATE

/s/ JOHN J. SIMS	Chief Executive Officer and Director	March 17, 2005
(principal executive officer)
John J. Sims

/s/ GLENN BARRETT	Chief Financial Officer, Senior Vice President,	March 17, 2005
Corporate Services (principal financial and
Glenn Barrett	accounting officer)

/s/ IAN GIFFEN	Chairman and Director	March 17, 2005

Ian Giffen

/s/ JAMES D. DIXON	Director	March 17, 2005

James D. Dixon

/s/ JOSEPH ARAGONA	Director	March 17, 2005

Joseph Aragona

/s/ BARRY J. REITER	Director	March 17, 2005

Barry J. Reiter

/s/ BENJAMIN L. SCOTT	Director	March 17, 2005

Benjamin L. Scott

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

724 SOLUTIONS INC.:

We have audited the accompanying consolidated balance sheets of 724 Solutions Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 724 Solutions Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock based compensation.

Chartered Accountants

/s/ KPMG LLP

Toronto, Canada

March 17, 2005

F-1

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

December 31, 2004 and 2003

	2004	2003

Assets
Current assets:
Cash and cash equivalents (note 3)	$5,417	$13,436
Short-term investments (note 3)	8,005	1,748
Restricted cash (note 3)	210	198
Accounts receivable, net of allowance for doubtful accounts of $18 (2003 - $60)	2,831	2,297
Prepaid expenses and other receivables	583	648

Total current assets	17,046	18,327
Deferred charges	286	—
Fixed assets (note 4)	1,135	612

Total assets	$18,467	$18,939

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$613	$411
Accrued liabilities (note 16)	2,101	3,402
Interest payable	103	—
Deferred revenue	173	410

Total current liabilities	2,990	4,223
Long-term liabilities	92	—
Convertible notes payable to related parties (note 7)	7,947	—
Long-term interest payable (note 7)	343	—

Total liabilities	11,372	4,223
Shareholders’ equity (note 8):
Unlimited common shares authorized, no par value: 5,989,300 common shares issued and outstanding (2003 - 5,983,349)	764,530	764,508
Additional paid-in capital	279	62
Accumulated deficit	(757,921)	(749,887)
Accumulated other comprehensive income	207	33

Total shareholders’ equity	7,095	14,716
Lease commitments (note 10)
Contingent liabilities (note 11)

Total liabilities and shareholders’ equity	$18,467	$18,939

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except shares and per share amounts)

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Revenue:
Product	$8,844	$6,964	$8,823
Services	6,228	5,891	11,905

Total revenue	15,072	12,855	20,728
Operating expenses:
Cost of product revenue
Amortization of intangible assets	—	3,468	4,418
Write-down of inventory (note 15(b))	—	—	2,748
Other	26	—	—
Cost of service revenue	6,614	6,031	7,277
Research and development	6,271	9,433	16,636
Sales and marketing	4,985	6,968	17,241
General and administrative	3,074	4,086	6,973
Depreciation	595	908	5,068
Stock-based compensation:
Cost of revenue	15	14	311
Research and development	40	1,227	10,872
Sales and marketing	34	296	3,833
General and administrative	63	141	2,787
Restructuring charges (note 15(a))	993	50	17,901
Write-down of goodwill, intangible and other assets (note 15(b))	—	9,097	1,331
Write-down of fixed assets (note 15(b))	—	—	6,293

Total operating expenses	22,710	41,719	103,689

Loss from operations	(7,638)	(28,864)	(82,961)
Interest income (expense), net	(396)	254	751
Gain on sale of investments	—	283	150
Write-down of investments (note 15(b))	—	—	(5,347)

Loss for the year	$(8,034)	$(28,327)	$(87,407)

Basic and diluted loss per share	$(1.34)	$(4.73)	$(14.71)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	5,984	5,983	5,942

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except number of shares)

Years ended December 31, 2004, 2003 and 2002

			Additional paid-in capital	Deferred stock-based compensation related to stock options	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Common shares

	Number	Amount

Balance, December 31, 2001	5,837,576	$763,033	$—	$(19,582)	$(634,153)	$(52)	$109,246
Loss for the year	—	—	—	—	(87,407)	—	(87,407)
Cumulative translation adjustment	—	—	—	—	—	9	9

Total comprehensive loss	—	—	—	—	(87,407)	9	(87,398)
Deferred stock-based compensation	—	(163)	—	163	—	—	—
Amortization of deferred stock-based compensation	—	—	—	17,803	—	—	17,803
Issuance on exercise of options	44,604	224	—	—	—	—	224
Issuance of common shares	101,169	1,414	—	—	—	—	1,414

Balance, December 31, 2002	5,983,349	764,508	—	(1,616)	(721,560)	(43)	41,289
Loss for the year	—	—	—	—	(28,327)	—	(28,327)
Cumulative translation adjustment	—	—	—	—	—	76	76

Total comprehensive loss	—	—	—	—	(28,327)	76	(28,251)
Amortization of deferred stock-based compensation	—	—	—	1,616	—	—	1,616
Additional paid-in capital	—	—	62	—	—	—	62

Balance, December 31, 2003	5,983,349	764,508	62	—	(749,887)	33	14,716
Loss for the year	—	—	—	—	(8,034)	—	(8,034)
Cumulative translation adjustment	—	—	—	—	—	174	174

Total comprehensive loss	—	—	—	—	(8,034)	174	(7,860)
Issuance on exercise of options	5,951	22	—	—	—	—	22
Additional paid-in capital	—	—	217	—	—	—	217

Balance, December 31, 2004	5,989,300	$764,530	$279	$—	$(757,921)	$207	$7,095

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from (used in) operating activities:
Loss for the year	$(8,034)	$(28,327)	$(87,407)
Items not involving cash:
Depreciation and amortization	595	4,376	9,486
Amortization of deferred charges	66	—	—
Stock-based compensation	152	1,678	17,803
Other non-cash expenses	33	56	24
Gain on sale of investments	—	(283)	(150)
Write-down of investments	—	—	5,347
Write-down of goodwill, intangible and other assets	—	9,097	1,331
Write-down of fixed assets	—	—	6,293
Change in operating assets and liabilities:
Accounts receivable	(534)	(86)	6,124
Prepaid expenses and other receivables	65	171	1,811
Accrued interest on short-term investments	40	18	305
Accounts payable	202	(842)	(351)
Interest payable	103	—	—
Long-term liabilities	92	—	—
Long-term interest payable	343	—	—
Accrued liabilities	(1,301)	(6,490)	(6,905)
Deferred consideration	—	(1,415)	—
Deferred revenue	(237)	(807)	(169)

Net cash flows used in operating activities	(8,415)	(22,854)	(46,458)
Cash flows from (used in) financing activities:
Issuance (principal repayment) of notes payable	—	(600)	(3,090)
Issuance of convertible notes payable to related parties	8,000	—	—
Deferred charges	(352)	—	—
Issuance of common shares on exercise of options	22	—	224

Net cash flows from (used in) financing activities	7,670	(600)	(2,866)
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(1,017)	(100)	(547)
Maturity of short-term investments	7,233	21,010	24,586
Purchases of short-term investments	(13,490)	(4,196)	(16,881)
Restricted cash	—	764	1,323
Purchase of intangible and other assets	—	—	(457)
Proceeds on sale of investments	—	283	150

Net cash flows from investing activities	(7,274)	17,761	8,174

Net decrease in cash and cash equivalents	(8,019)	(5,693)	(41,150)
Cash and cash equivalents, beginning of year	13,436	19,129	60,279

Cash and cash equivalents, end of year	$5,417	$13,436	$19,129

Supplemental disclosure of cash flow information (note 14)

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

1.	Organization of the Company:

724 Solutions Inc. designs, develops, markets and supports software products for use by mobile network operators worldwide. Mobile network operators are telecommunications companies that provide a range of mobile voice and data communications services to their consumer and business customers.

The Company was incorporated in 1997 and in 1999 introduced its first products.  Initially, the Company focused on creating wireless software products that would assist financial services companies in making their traditional services available to their customers wirelessly from mobile phones and other handheld computing devices.  In January 2001, the Company acquired Tantau Software with a view to expanding its customer base, and utilizing Tantau’s software products to strengthen its products offered to financial services customers, and also to expand its sales to the mobile network operator market.  In 2001, the Company began offering its mobile alerting software products and mobile Internet gateway product (software that enables internet connectivity to mobile devices) to mobile network operators.  In October 2002, the Company’s products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite of products (“XMS”).  The Company no longer offers products developed specifically for financial institutions, although it continues to provide services to a small number of financial services customers and continues to support earlier sales to these customers.

2.	Significant accounting policies:

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

During 2003, the Company completed a 10-for-1 reverse split of its common stock.  All share and per share data in the consolidated financial statements presented herein reflect the split. Additionally, certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

(a) Basis of consolidation:

These consolidated financial statements include the accounts of 724 Solutions Inc. and its subsidiaries, all of which are wholly owned.  All material intercompany balances and transactions have been eliminated.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

	(b)	Revenue recognition:

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (“AICPA”) in October 1997 as amended by SOP 98-9 issued in December 1998.

The Company derives revenue from licensing its products and providing related services, including installation, integration, maintenance and managed alerts services.

(i) License revenue:

The Company recognizes product revenue when it has an executed license agreement with the customer, the software product has been delivered, the amount of the fees to be paid by the customer is fixed and determinable, and collection of these fees is deemed probable.  The Company considers fees related to arrangements with significant payments due beyond its normal trading terms not to be fixed or determinable.  If the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer.  If collectibility is not considered probable, revenue is recognized when the fee is collected.

The Company enters into software license agreements that provide for future license payments to be made based on the number of users or the level of transaction capacity.  Transaction capacity is typically measured as the average number of transactions per second processed by the licensed software.  Customers who exceed their licensed fixed level of users or transaction capacity are required to pay additional license fees to increase their licensed user or transaction capacity. Revenue associated with additional users or additional capacity is recognized when the amount becomes determinable, generally on a quarterly basis.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

The Company enters into arrangements with original equipment manufacturers (“OEM”) and resellers.  Under these arrangements, the Company grants the OEM or reseller rights to sell products, which incorporate the Company’s products, for a specific period of time.  The Company’s primary obligation to the OEM and reseller is to deliver a product master and any bug fixes under warranty provisions in order to maintain the product master in accordance with published specifications.  Under these arrangements, the Company’s revenue is not contingent, in any manner, on the OEM or reseller’s subsequent activities.  In some arrangements, the Company receives prepaid, non-refundable minimum license fees from the OEM or reseller.  As the Company’s primary obligation to an OEM or reseller is fulfilled upon delivery of the product master, the Company recognizes the prepaid, non-refundable minimum license fees as revenue upon delivery of the product master and upon meeting all other product revenue recognition criteria.

	(ii)	Service revenue:

Typically, software license agreements are multiple element arrangements as they also include consulting, related maintenance and/or implementation services fees.  Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangements. The Company’s software products are generally fully functional upon delivery and implementation and do not require any significant modification or alteration for customer use, however, for larger customers, customization services may be significant.  Customers generally purchase consulting services to facilitate the adoption of the Company’s technology and may contract with the Company to have dedicated personnel to participate in the services being performed, but the customer may also decide to use their own resources or appoint other professional service organizations to provide these services.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

In determining whether the services are essential to the functionality of its software, the Company applies the criteria in SOP 97-2. When the services are considered essential to the functionality of the software, the Company recognizes both the software product revenue and services revenue under the percentage of completion method using the input method based on the ratio of direct labor hours incurred to date to total projected labor hours. When services are not considered essential, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence (“VSOE”) of the fair value of each element.  VSOE used in determining the fair value of license revenue is based on the price charged by the Company when the same element is sold in similar quantities to a customer of similar size and nature.  VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of service being provided multiplied by the estimated time to complete the task.  VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates.  The revenue allocable to the software license is recognized when the product revenue criteria are met.  The revenue allocable to the consulting services is recognized as the services are performed.  In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes.

Consulting, implementation and training revenues are recognized as the services are performed, generally on a time and materials basis. Consulting revenues attributed to fixed price arrangements are recognized using the percentage of completion method based on direct labor costs incurred to date as a percentage of total estimated direct labor costs to complete the project.  When total cost estimates exceed revenues in a fixed price arrangement, the estimated losses are recognized immediately based upon an average fully burdened daily cost rate applicable to the consulting individuals delivering the services.  Maintenance and support revenues paid in advance are non-refundable and are recognized ratably over the term of the agreement, which typically is 12 months.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

		(iii)	Maintenance revenue:

The Company provides upgrade rights only as part of Post-contract Customer Support (“PCS” or “maintenance”) arrangements.  Maintenance generally includes the right to receive unspecified updates and upgrades, determined solely by the Company, after the software license period begins.  These unspecified update and upgrade rights generally provide for the customer to receive bug fixes and future enhancements, respectively, to the existing software.  The Company does not enter into arrangements that provide for “specified” upgrade rights. “Unspecified” updates and upgrades are included in maintenance revenue.  Maintenance revenue is recognized ratably over the term of the maintenance contract.

		(iv)	Managed Alerts Services:

The Company provides managed alerts services which can include revenue from voice alerts, short message service (SMS) alerts, multimedia message (MMS) alerts, fraud alerts and collection alerts.  Under these arrangements, the Company recognizes revenue based on the number of alerts delivered.  Under certain customer arrangements, the customers are subject to minimum monthly fees.

		(v)	Deferred revenue:

Product and services revenues that have been prepaid but do not yet qualify for recognition as revenue under the Company’s revenue recognition policy are reflected as deferred revenue on the consolidated balance sheets.

	(c)	Research and development expenses:

Costs related to research, design and development of software products are charged to research and development expense as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers.  All subsequent costs are expensed as incurred.  To date, the completion of working models of the Company’s products has substantially coincided with the general release of the products.  As a result, the Company has not capitalized any software development costs since such costs have not been significant.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

	(d)	Financial instruments:

The carrying value of financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, interest payable and accrued liabilities, approximates fair value due to the short-term nature of these financial instruments.  The fair value of the Company’s convertible notes was approximately $7,200,000 at December 31, 2004, determined as the present value of the future obligation using a discount rate of 15%, representing the estimated rate that the Company would be required to pay for similar borrowings with no conversion feature.  The Company determines the fair values of its financial instruments based on quoted market values or discounted cash flow analyses.  Unless otherwise indicated, the fair values of financial assets and financial liabilities approximate their recorded amounts.

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

	(f)	Stock-based compensation:

Effective January 1, 2003, the Company prospectively adopted fair value accounting for stock-based awards as prescribed by SFAS 123, Accounting for Stock-based Compensation.  Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).  APB 25 is based upon an intrinsic value method of accounting for stock-based compensation.  Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

The Company adopted fair value accounting for stock-based awards using the prospective application transitional alternative available in SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure.  Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is the award’s vesting period.  When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

Stock-based awards that are settled in cash or may be settled in cash at the option of employees are recorded as liabilities.  The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the service period, that is the vesting period of the award.  Changes in the Company’s payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating income.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

Stock-based awards that are settled in cash or equity at the option of Company are recorded at fair value on the date of grant and recorded as additional paid-in capital.  The fair value measurement of the compensation cost for these awards is based on the Black-Scholes option pricing model, and is recorded into operating income over the service period, that is the vesting period of the award.  When awards are exercised, share capital is credited with the related portion previously credited to additional paid-in capital.

During the year ended December 31, 2004, the Company recorded stock-based compensation expense of $152,000 (2003 - $1,678,000; 2002 - $17,803,000).  The 2003 and prior amounts primarily relate to the amortization of the deferred stock-based compensation arising on prior year business acquisitions.

For options issued prior to January 1, 2003, the Company is required to disclose the pro forma information as if it had accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method.  The following table presents the required disclosure of pro forma loss and basic and diluted loss per share.

	2004	2003	2002

Loss for the year	$(8,034)	$(28,327)	$(87,407)
Compensation expense related to the fair value of stock options in excess of amounts recognized	(580)	(2,155)	(15,168)

Pro forma loss for the year	$(8,614)	$(30,482)	$(102,575)

Pro forma loss per share:
Basic and diluted	$(1.44)	$(5.09)	$(17.26)

The Black-Scholes option pricing model was used to estimate the fair value of the options at grant date based on the following assumptions:

	2004	2003	2002

Volatility	58%	60%	100%
Risk-free interest rate	3.79%	3.73%	4.49%
Expected life in years	5	5	5
Dividend yield	—	—	—

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the year they occur.  The weighted average grant date fair value of options issued in the year ended December 31, 2004 was $1.84 (2003 - $1.62; 2002 - $3.50).

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

Computer equipment	3 years
Computer software	1 year
Office furniture and equipment	5 years

(h)	Long-lived assets:

In accordance with the SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group.  If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable.  The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, risk adjusted where appropriate.

(i)	Investments:

Investments in affiliates are recorded by the equity method when the Company’s ownership interest in the affiliate is greater than 20% but not more than 50% and/or the Company can exercise significant influence over the affiliate.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

Investments in affiliates in which the Company’s ownership interest is less than 20% and/or when it cannot exercise significant influence over the affiliate are accounted for by the cost method.  Under this method of accounting, the investment is recorded at cost and only written down if a decline in value is other than temporary.

	(j)	Goodwill:

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill acquired as a result of a business combination for which the acquisition date was after June 30, 2001 is no longer amortized, but is periodically tested for impairment.  Additionally, in accordance with SFAS 141, Business Combinations, the cost of an acquired entity is allocated to the assets acquired and liabilities assumed based on their estimated fair values, including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  This determination is made at the reporting unit level and consists of two steps.  First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Impairment losses, where applicable, will be charged to operating income (loss).

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

	(k)	Intangible assets:

In accordance with SFAS 142, Goodwill and Other Intangible Assets, intangibles with a definite life, other than goodwill, acquired as a result of a business combination are subject to amortization.  The method of amortization selected reflects the pattern in which the economic benefit of the specific intangible asset is consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method is used.  Intangible assets that are subject to amortization are reviewed for potential impairment in accordance with SFAS 144 at least annually or whenever events or circumstances indicate that carrying amounts may not be recoverable.  The Company amortizes its intangible assets on a straight-line basis over their expected useful lives, which has generally been a period of three years.

	(l)	Foreign currency translation:

The Company’s functional currency is the U.S. dollar.  Transactions of the Canadian parent company and fully integrated foreign subsidiaries denominated in currencies other than the U.S. dollar are translated using the temporal method. Monetary items denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred.  Revenue and expenses are translated at rates in effect at the time of the transactions.  Foreign exchange gains and losses are included in income.  Transactions of foreign subsidiaries that are considered self-sustaining are translated using the current rate method.  Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates, and the results of operations at the average rate for the year.  The resulting gains or losses are included in cumulative translation adjustment, which is presented as a separate component of shareholders’ equity.

The aggregate foreign currency gain (loss) included in determining loss for the three years ended December 31, 2004 are as follows: 2004 - $2,000; 2003 - $(200,000); and 2002 - $52,000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

	(m)	Income taxes:

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

	(n)	Loss per share:

Basic loss per share is computed using the weighted average number of common shares outstanding, including contingently issuable shares where the contingency has been resolved.  Diluted loss per share is computed using the weighted average number of common shares and stock equivalents (using the treasury stock method) outstanding during the year.  Due to the loss for all periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per share.

	(o)	Deferred charges:

Deferred charges consists of costs incurred related to the issuance of the secured convertible notes payable to related parties.  The amounts are being amortized over the term of the notes, being three years.

	(p)	Comprehensive income:

Comprehensive income includes loss for the year, unrealized gains (losses) on available for sale securities and foreign currency translation adjustments.  Tax effects of comprehensive income have not been material.  The Company recorded the components of comprehensive income on its consolidated statements of shareholders’ equity.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

	(q)	Guarantees:

Guarantees granted by the Company to third parties (or modified) after January 1, 2003 are generally recognized, at the inception of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial measurement of that liability is the fair value of the guarantee at its inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The Company’s liability associated with guarantees is insignificant as of December 31, 2004.

	(r)	Use of estimates:

The preparation of consolidated financial statements requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, goodwill and other intangible assets, restructuring charges, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances.  Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated.  Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

2.	Significant accounting policies (continued):

	(s)	Recently issued accounting pronouncements:

		(i)	Consolidation of variable interest entities:

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to apply FIN 46R to such variable interest entities (“VIEs”) commencing with the quarter ended March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  There has been no impact on the Company’s accounting as a result of applying FIN 46R.

		(ii)	Accounting for certain financial instruments with characteristics of both liabilities and equity:

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this Statement.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

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

The Company has entered into a letters of credit in the amount of $210,000 (2003 - $198,000) to guarantee future payments.  Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

4.	Fixed assets:

	2004	2003

Computer equipment	$6,910	$6,824
Computer software	7,245	7,012
Office furniture and equipment	341	388
Leasehold improvements	371	287

	14,867	14,511
Less accumulated depreciation and amortization	13,732	13,899

	$1,135	$612

5.	Investments:

	2004	2003

Investments, at cost:
Neomar Inc.	$3,500	$3,500
Webhelp Inc.	9,558	9,558
CashEdge Inc.	2,000	2,000
Other	185	185

	15,243	15,243
Less provision for impairment in value	15,243	15,243

	$–	$—

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

5.	Investments (continued):

	(a)	2003:

		(i)	Sale of interest in Dexit:

During the year ended December 31, 2003, the Company recorded a gain of $283,000 on the sale of its equity interest in Dexit, which had been previously been written down to nil.  The Company purchased its interest in Dexit on November 29, 2001 for consideration of $79,000.

	(b)	2002:

		(i)	Write-down of investments:

During the year ended December 31, 2002 and 2001, the Company realized losses on the sale of investments of nil and $4,591,000, respectively, and recorded a provision of $9,975,000 and $5,347,000, respectively, against investments as its investments experienced significant other than temporary declines in their values (note 15(b)(ii)).

		(ii)	Sale of interest in Maptuit:

During the year ended December 31, 2002, the Company recorded a gain of $150,000 on the sale of its equity interest in Maptuit, which had been previously been written down to nil through the recording of our share of the losses in the equity accounted for investee.  The Company purchased its interest in Maptuit in 2000 for cash consideration of $750,000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

6.	Goodwill and other intangible assets:

2004	Gross	Accumulated amortization	Accumulated impairment charge	Net book value

Goodwill	$390,414	$81,745	$308,669	$—

Technology	$29,120	$15,810	$13,310	$—

2003	Gross	Accumulated amortization	Accumulated impairment charge	Net book value

Goodwill	$390,414	$81,745	$308,669	$—

Technology	$29,120	$15,810	$13,310	$—

The Company recorded amortization of acquired technology of nil in 2004, $3,468,000 in 2003 and $4,418,000 in 2002. The Company recorded impairment charges on its acquired technology and customer relationships in 2002 (note 15(b)(ii)).

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and until January 1, 2002, had been amortized on a straight-line basis over varying periods of up to five years.  For the year ended December 31, 2003, the Company recorded an impairment charge of $9,097,000 related to goodwill (note 15(b)(i)).

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

7.	Convertible notes payable to related parties:

On May 14, 2004, the Company entered into a series of agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) between 724 Solutions Inc. and its wholly owned subsidiary, 724 Solutions Software Inc., and Austin Ventures VI, L.P. (“AV VI”), Austin Ventures VI Affiliates Fund, L.P. (“AV VI A”), and Austin Ventures VIII, L.P. (“AV VIII”), (collectively, the “Lenders” or “Austin Ventures”) in connection with the private placement of up to $8,000,000 of Secured Convertible Promissory Notes (the “Notes”) for cash.  The non-brokered private placement of secured convertible promissory notes was completed in two tranches.  The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004.  The second tranche of the financing involved the issuance of $4,956,000 of convertible notes and was completed on June 29, 2004, after the Company obtained shareholder approval of the transactions.

The Notes have a three-year term and accrue interest at a rate of 2.5% per quarter, of which 1.25% is payable in arrears at the beginning of each quarter starting in the first quarter of 2005 and the remainder of which is due at maturity.  The principal amounts of the Notes and all interest owing at maturity are convertible at the option of the Lenders into common shares at a conversion price of $3.07 per share. The interest payable quarterly is convertible at the option of the Company into common shares at a conversion price of $3.07 per share. The conversion price was based on the volume weighted average trading price of the Company’s common shares on the TSX for the five trading days prior to May 14, 2004. If the Company issues any common shares or securities convertible into common shares at a price that is less than the conversion price of the Notes then in effect, then such conversion price shall be subject to a weighted average anti-dilution adjustment, whereby the conversion price will be reduced based on the weighted average price of the additional securities issued. The conversion price will not be lowered by more than 15% of the initial conversion price of $3.07.

In accordance with FASB EITF No. 00-27, Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined that a beneficial conversion feature existed for the second tranche of its convertible notes.  On the date the required shareholder approval was obtained, the Company’s common shares closed at a premium of $0.04 per share to the conversion price of $3.07, resulting in a beneficial conversion feature on that date of approximately $65,000.  Under issue 6 of EITF 00-27, this conversion feature is to be amortized over the period to the stated redemption date being May 14, 2007.  The amortization in 2004 was $12,000.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

7.	Convertible notes payable to related parties (continued):

The Company also analyzed the arrangement to determine whether any accounting was required for the contingent beneficial conversion feature that may arise if the Company where to issue additional shares in the future at a price less than $3.07.  The Company considered EITF 00-27, Issue 7, and concluded that since the terms of the contingent conversion option do not permit the Company to compute the additional number of shares that it would need to issue upon conversion of the Notes if the contingent event occurs and the conversion price is adjusted, the Company should compute any additional beneficial conversion feature only if the contingent event occurs.

Austin Ventures is the Company’s largest beneficial shareholder. Assuming that all of the Notes are converted into common shares at the lowest possible conversion price on the maturity date, all accrued interest on the Notes is paid with common shares, and that no additional common shares are issued, Austin Ventures could be deemed to beneficially own up to 44.72% of the Company’s issued and outstanding common shares.

Joseph C. Aragona is currently a member of the Company’s Board of Directors.  He is also a general partner of AV Partners VI, L.P., which serves as the general partner of both AV VI and AV VI A.  In addition, Mr. Aragona is a general partner of AV Partners VIII, L.P., which serves as the general partner of AV VIII.  As a general partner of AVP VI and AVP VIII, Mr. Aragona may have a limited pecuniary interest in the Private Placement Transactions.  Mr. Aragona did not participate in the deliberations or voting of the Company’s Board with respect to the approval of the Private Placement Transactions.

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

Total interest expense recorded during the year ended December 31, 2004 was $446,000, of which the entire amount remains unpaid as at December 31, 2004.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

8.	Shareholders’ equity:

During 2003, the Company effected a 10-for-1 share consolidation. The historic common share numbers have been adjusted to reflect this consolidation.

	(a)	Common share issuances:

During 2002, the Company issued 101,169 common shares to the former shareholders of YRLess as settlement of a $1,414,000 obligation in accordance with the terms of the YRLess purchase agreement and 44,604 shares upon the exercise of options.

	(b)	Stock option plans:

(i) Description of the Plans:

The Company currently has a Canadian stock option plan, a U.S. stock option plan and a 2000 stock option plan (the “Plans”), each of which is intended to attract, retain and motivate employees, officers, directors and consultants.  The Company also has two option plans that were adopted upon the completion of prior acquisitions.  The stock option committee, in conjunction with the compensation committee, determines, among other things, the eligibility of individuals to participate in the Plans and the term, vesting periods and the exercise price of options granted under the Plans.  The Company only issues options under the 2000 stock option plan.  The Company has reserved 1,050,000 common shares for issuance under this plan.

The Canadian stock option plan was adopted in September 1997.  All options granted under the plan have a maximum term of 10 years and have an exercise price per share of not less than the fair market value of the underlying common shares on the date of the option grant as determined by the Board of Directors or duly authorized committee as at the time of the grant.  Under this plan that existed prior to the Company becoming a public company in January of 2000, options granted to employees were not automatically cancelled upon the employee leaving the employ of the Company. If an optionee’s employment is terminated without cause, the vested portion of any grant remains exercisable until its expiration date subject to compliance with certain non-competition and non-solicitation obligations.  The plan includes a call option that allows the Company to repurchase any unexercised and vested options of departed employees at any time at their then fair intrinsic value.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

8.	Shareholders’ equity (continued):

In order to increase the number of options available to be issued under the current 2000 stock option plan, in 2003, the Company elected to exercise its call right to repurchase 93,931 options held by departed employees having an average exercise price of  $45.17 per share (ranging from $4.00 to $200.00 per share).  Prior to the 2003 repurchase, approximately 103,000 options were outstanding under this plan.  All of the options repurchased were out-of-the-money as the market price of the Company’s shares at the time of the repurchase was $3.07.  The Company paid each of the option holders $0.001 per option (with a minimum of $1.00) to represent legal tender for the transaction.  The Company recorded the total amount paid of $198 as compensation expense.  The remaining 8,323 options outstanding under the Pre-IPO Canadian option plan are held by individuals who were employed by the Company at the time of the repurchase.  It is not the Company’s intent to repurchase these options.

The U.S. stock option plan was adopted in October 1999.  The plan provides for the grant of both incentive stock options and non-qualified stock options.  Incentive stock options granted under the plan have a maximum term of 10 years and generally have an exercise price equal to the fair market value of common shares on the date of the grant. There are 226 options outstanding under this plan.

The 2000 stock option plan was adopted in December 1999 and replaced, on a prospective basis, the Canadian and U.S. stock option plans.  The options granted under the 2000 plan have a maximum term of 10 years and an exercise price no less than the fair market value of the common shares on the date of the grant as determined by the Board of Directors or a duly authorized committee at the date of the grant.  Options held by any person under the new plan, together with any other options granted to that person may not at any time exceed 5% of the aggregate number of common shares outstanding.  If a shareholder acquires more than 50% of the Company’s common shares or the Company sells all or substantially all of its assets, all options granted under this plan will become vested and exercisable one year from the date of the relevant transaction, or earlier in some circumstances.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

8.	Shareholders’ equity (continued):

	(ii)	Stock option exchange program:

In January 2002, the Company initiated a voluntary stock option exchange program that allowed eligible employees the opportunity to exchange, on a one-for-one basis, certain stock options, with strike prices greater than U.S. $30.00 and Cdn. $47.50, for an equal number of new options to be granted on or after August 29, 2002.  This program resulted in 140,363 options being tendered, accepted and cancelled.  On August 29, 2002, the Company granted 117,917 options with an exercise price of U.S. $5.10 or Cdn. $8.00, the market price at that date.  The new options are exercisable for a period of 10 years from the grant date and vest 25% immediately upon grant and 25% on each subsequent anniversary of the date of grant.

The Company also granted options to purchase an aggregate of 268,154 common shares with an exercise price of U.S. $5.10 or Cdn. $8.00 to its directors, most of its officers and selected senior personnel, none of whom were eligible to participate in the voluntary stock option exchange program.  The terms of the options are identical to the above mentioned options granted to eligible employees.

	(iii)	Conditional option grant:

In December 2004, the Company granted 427,000 options to certain executives, officers and directors of the Company, which are conditional on the Company obtaining shareholder approval at the its annual general meeting to be held in April 2005.  These conditional stock option grants, which have an exercise price of $5.84, are not included in the tables set out below.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

8.	Shareholders’ equity (continued):

The following table summarizes the status of the Company’s outstanding options at December 31, 2004:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted remaining contractual life (years)	Number of options exercisable	Weighted average exercise price

$ —	$5.00	740,225	$3.54	9.0	100,340	$3.57
5.01	10.00	149,161	5.79	7.6	106,674	5.89
10.01	20.00	8,554	14.74	6.3	6,979	15.34
20.01	50.00	6,688	27.46	4.9	6,650	27.48
50.01	100.00	6,099	78.13	6.1	5,049	78.88
100.01	550.00	19,188	217.13	6.0	11,228	226.75

		929,915	9.07	8.7	236,920	17.82

The following table summarizes the continuity of options issued:

	2004		2003		2002

	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding, beginning of year	724,189	$24.62	748,408	$37.70	714,431	$134.85
Granted	484,438	3.60	268,800	3.12	617,120	4.68
Exercised	(5,951)	3.63	—	—	(44,604)	5.30
Cancelled	(272,761)	40.75	(293,019)	45.57	(538,539)	131.60

Outstanding, end of year	929,915	9.07	724,189	24.62	748,408	37.70

Options exercisable, end of year	236,920	$17.82	212,670	$41.43	234,586	$45.90

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

9.	Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes. The sources and tax effects of the differences are as follows:

	2004	2003	2002

Basic rate applied to loss before provision for income taxes	$(2,889)	$(10,481)	$(34,089)
Adjustments resulting from:
Effect of enacted tax rates on future tax asset	—	(5,509)	5,021
Foreign losses affected at (higher) lower rates	(299)	(619)	142
Expiry of tax losses	—	2,302	—
Effect of change in foreign exchange rates on deductibles for tax	(2,835)	(6,469)	—
Stock-based compensation not deductible for tax	55	582	5,342
Amortization and write-down of intangibles	—	3,514	—
Other	(2,417)	2,523	617

	(8,385)	14,157	22,967
Change in valuation allowance	(8,385)	14,157	22,967

Income taxes	$—	$—	$—

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

9.	Income taxes (continued):

Significant components of the Company’s future tax asset are as follows:

	2004	2003

Research and development expenses deferred for income tax purposes	$3,018	$3,265
Net operating losses carried forward	74,737	65,245
Capital losses carried forward	6,465	6,384
Share issue costs	—	573
Fixed assets	7,342	6,816
Reserves	681	1,574

Future tax asset	92,243	83,857
Less: Valuation allowance	92,243	83,857

	$—	$—

The net operating losses carried forward are subject to expiry if the Company does not utilize the losses prior to the taxation imposed date at which the losses expire.  The year in which the losses expire depends upon the year in which the losses arose and the jurisdiction in which the losses were incurred.  Of the $74,736,832 in future tax assets related to operating losses carried forward, the majority of the asset of $46,851,050 does not begin to expire until 2019 and $5,650,307 is not subject to expiry.  The remaining balance of $22,235,475 expires as to approximately $1,464,120 in 2006, $9,273,557 in 2007, $5,958,072 in 2009, $4,284,493 in 2010 and $1,255,233 in 2011.

In assessing the realizability of future tax assets, the Company considers whether it is more likely than not that some portion or all of the future tax assets will not be realized.  The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible.  The Company considers projected future taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment.  In order to fully realize the future tax assets, the Company will need to generate future taxable income of approximately $245,000,000 prior to the expiration of the net operating losses carried forward.  Due to the uncertainties related to the industry in which the Company operates, the tax benefit of the above carried forward amounts has been completely offset by a valuation allowance.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

10.	Lease commitments:

Future minimum lease payments under non-cancelable operating leases for premises and equipment at December 31, 2004 are as follows:

2005	$405
2006	361
2007	252
2008	118
2009 and on	254

$1,390

Rent expense for the year ended December 31, 2004 was $468,000 (2003 - $850,000; 2002 - $3,655,000). The Company is also responsible for certain common area costs at various leased premises.

As part of the restructuring charge, the Company has recorded a liability of $93,000 (2003 - $140,000) for future lease commitments for vacated premises.  The commitments for these leases have been excluded from the amounts in the table above.  The liability has been estimated as the amount the Company is contractually obligated to pay related to vacated leased premises, less an estimated amount for sublease arrangements.

11.	Contingent liabilities:

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

11.	Contingent liabilities (continued):

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval.  The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  The parties are directed to report back to the Court regarding the modifications.  If the parties are able to agree upon the required modifications, and those modifications are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation. No amount is accrued at December 31, 2004, as a loss is not considered probable and estimable.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

12.	Guarantees:

	(a)	General indemnities:

In the normal course of operations, the Company provides indemnification agreements to counterparties in transactions such as purchase contracts, service agreements and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties.  Historically, the Company has not made any significant payments under such indemnification.  No amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

	(b)	Product warranties:

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights.  To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its consolidated financial statements.

The Company’s software license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a specified period after delivery.  The Company also warrants that services it performs will be provided in a manner consistent with industry standards and in accordance with applicable specifications for a specified period from performance of the service.  To date, the Company has not incurred any material costs associated with these warranties.

	(c)	Letters of credit:

At December 31, 2004, the Company had one outstanding letter of credit in the amount of $210,000 to secure Company credit cards.  At December 31, 2003, the Company had one outstanding letter of credit in the amount of $198,000 to secure Company credit cards.  Letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

13.	Segmented information:

The Company operates in a single reportable operating segment, that is, the design and delivery of software products for use by mobile network operators and other customers.  The single reportable operating segment derives its revenue from the sale of software and related services.  Information about the Company’s geographical net revenue and assets is set forth below.

Net revenue by geographic location:

	2004	2003	2002

Canada	$—	$207	$1,058
United States	10,604	10,408	16,406
Europe	4,257	1,417	2,030
Asia Pacific	211	823	1,234

	$15,072	$12,855	$20,728

Fixed assets by geographic location:

	2004	2003

Canada	$784	$253
United States	135	106
Europe	214	253
Asia Pacific	2	—

	$1,135	$612

For the year ended December 31, 2004, three customers accounted for 51%, 16% and 12% of revenue.  For the year ended December 31, 2003, one customer accounted for 52% of revenue.  For the year ended December 31, 2002, three customers accounted for 28%, 20% and 16% of revenue.

At December 31, 2004, one customer accounted for 63% of the accounts receivable balance.  At December 31, 2003, two customers accounted for 50% and 17% of the accounts receivable balance.  At December 31, 2002, two customers accounted for 40% and 20% of the accounts receivable balance.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

14.	Supplemental disclosure of cash flow information:

The following table presents the supplemental disclosure of cash flow information:

	2004	2003	2002

Supplemental cash flow information:
Interest paid	$—	$7	$211
Interest received	107	281	1,346
Supplemental disclosure of non-cash financing and investing activities:
Common shares issued upon settlement of contingent consideration	—	—	1,414

15.	Restructuring and other charges:

For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges for restructuring activities and the write-down of fixed assets, inventory, long-term investments, goodwill and other intangible assets.

At December 31, 2004, included in accrued liabilities is the remaining restructuring provision of $93,000, which relates to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that the Company has vacated. Although the space is sublet, the Company is obligated to refurbish the space at the end of the lease. The Company expects to pay out the remaining balance by the end of the first quarter of 2006.

	(a)	Restructuring charges:

(i) Activities in 2004

	Severance	Lease exit costs	Total

Restructuring charges	$1,600	$500	$2,100
Reversals	(926)	—	(926)
Cash payments	(674)	(500)	(1,174)

Provision, December 31, 2004	$—	$—	$—

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

15.	Restructuring and other charges (continued):

In the first quarter of 2004, the Company completed a plan to reduce its overall operating costs and to realign its operating expenses and investments by reducing its worldwide workforce by approximately 40 people and consolidating facilities.  As a result of these decisions, the Company recorded $2,100,000 in restructuring charges related to severance and lease exit costs. Due to the asset purchase completed in the three months ended June 30, 2004, the Company determined that it would not carry out some employee terminations planned as of the end of the prior quarter.  Therefore, in the three months ended June 30, 2004, the Company reversed $900,000 in severance costs included in restructuring charges.  This amount had been part of the restructuring charge of $2,100,000 in the first quarter of 2004. Employee terminations not related to the asset purchase and the consolidation of facilities proceeded as planned in 2004.  The Company reversed $26,000 in the fourth quarter when it determined that certain cost estimates related to terminations were too high.  All amounts provided for were settled or reversed in the year.

(ii) Activities in 2003:

	Severance	Lease exit costs	Total

Restructuring charges	$775	$175	$950
Cash payments	(483)	(175)	(658)

Provision, December 31, 2003	292	—	292
Activity during 2004 Cash payments	(292)	—	(292)

Provision, December 31, 2004	$—	$—	$—

During 2003, the Company reduced its worldwide workforce by approximately 40 people and closed redundant facilities in an effort to reduce its overall operating costs and to realign operating expenses and investments with a view to achieving operational profitability. The restructuring activities were completed within the year shortly after the reduction in the workforce occurred in the second and fourth quarters of the year.  All amounts provided for were settled in the year except for severance amounts that were provided for in December 2003. The remaining severance amounts were paid out in the first half of 2004.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

15.	Restructuring and other charges (continued):

(iii) Activities in 2002:

	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)

Provision, December 31, 2002	967	1,528	2,487	4,982
Activity during 2003:
Restructuring charge reversal	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	—	140	591	731
Activity during 2004:
Restructuring charge reversal	—	—	(181)	(181)
Cash payments	—	(47)	(410)	(457)

Provision, December 31, 2004	$—	$93	$—	$93

During 2002, the Company reduced its worldwide workforce by approximately 198 people, closed redundant facilities, wrote down inventory assets that were no longer part of its future strategy and wrote down unused fixed assets.  The Company realigned its workforce following this reduction to allow it to focus on delivering software applications and infrastructure software to MNO’s while servicing its global installed base of financial services clients.  In addition, as part of the restructuring, the Company formalized a three-year arrangement with Computer Sciences Corporation (“CSC”), an unrelated party, whereby CSC will provide application hosting services to support the Company’s current hosting agreements until such time as the agreements expire or are assigned to CSC.  The Company does not intend to enter into any further hosting agreements and will promote CSC as its preferred supplier of such services.

The restructuring activities undertaken in 2002 were completed within the year, shortly after the reductions in the workforce occurred in the first and fourth quarters of the year. All amounts provided for were settled in the year except for: (i) severance in the amount of $967,000 which was settled in the first half of 2003; (ii) lease exit costs related to abandoned premises in the amount of $1,528,000, $1,388,000 of which was settled in 2003 and $47,000 of which was settled in 2004 leaving $93,000 at December 31, 2004 that the Company expects will be settled by the end of the first quarter of 2006; and (iii) hosting exit costs in the amount of $2,487,000, $996,000 of which was paid out in 2003, $900,000 of which was reversed in 2003 upon the re-negotiation of certain agreements, $410,000 of which was paid out in 2004 and $181,000 of which was reversed in 2004 because certain costs were lower than the Company had estimated.  The Company has now fully exited all hosting arrangements related to legacy customers.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

15.	Restructuring and other charges (continued):

(iv) Activities in 2001:

	Severance	Lease exit costs	Total

Restructuring charges	$8,888	$7,600	$16,488
Cash payments	(6,557)	—	(6,557)
Non-cash charges	—	(1,007)	(175)

Provision, December 31, 2003	2,331	6,593	8,924
Activity during 2002
Cash payments	(2,331)	(6,593)	(8,924)

Provision, December 31, 2002	$—	$—	$—

(b)	Write-down of intangible assets, fixed assets and investments:

	2004	2003	2002

Goodwill	$—	$9,097	$—
Acquired technology	—	—	1,331

	$—	$9,097	$1,331

Fixed assets	$—	$—	$6,293

Long-term investments (note 5)	$—	$—	$5,347

Inventory	$—	$—	$2,748

(i)	2003 goodwill write-down:

As required by generally accepted accounting principles, the Company performed an annual impairment review of goodwill.  The annual impairment review was performed on December 31, 2003, resulting in a reduction of $9,097,000 in the carrying value of goodwill.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

15.	Restructuring and other charges (continued):

As the Company operates in one business segment and has designated this business segment as its only reporting unit, the Company used a trailing average of its market capitalization to determine if there was an indication of impairment.  As the trailing average market capitalization was less than the carrying value of its net assets, the Company performed a second test to assess the amount of the impairment.  For purposes of performing this second step, the estimated fair value of the Company was allocated to all the assets and liabilities of the Company including those assets that may not have an accounting carrying value such as customer relationships, customer contracts, technology and other intellectual property.  This fair value allocation is performed in a manner similar to a business acquisition purchase price allocation.  As a result of this assessment, the Company determined that the excess of its estimated fair value over the carrying value of its net assets was attributable to its intangible assets, leaving no remaining value to be allocated to goodwill.  As a result, the remaining goodwill was written down to nil.

	(ii)	Long-term investments write-downs:

For the years ended December 31, 2002, the Company performed a review of its investments. Due to adverse changes in operating market conditions, several of the Company’s investments in other companies had experienced a significant other than temporary decline in their values. In order to determine the amount of the write down, the Company assessed the fair market value of its investments and compared it to the investments’ carrying values. The fair market values of these investments was determined based on a combination of the following: (a) if public, recent trading prices and the trend in trading prices; (b) values indicated by recent rounds of financing in the investee company; (c) valuations performed by the investee company or venture capitalists if the investee company is seeking a round of financing; and (d) changes in the market value of the investment relative to industry indices. The 2002 charge brought the value of investments on the consolidated balance sheet to nil.

	(iii)	2002 write-downs:

During 2002, the Company undertook certain restructuring activities, which included reducing its workforce and closing redundant facilities.  Concurrent with these activities, the Company wrote-down certain acquired technology, fixed assets and inventory in the amounts of $1,331,000, $6,293,000 and $2,748,000, respectively, which were no longer part of the Company’s future strategy.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

16.	Accrued liabilities:

	2004	2003

Compensation and benefits	$787	$1,093
Professional and consulting fees	717	644
Travel	137	145
Other	460	1,520

	$2,101	$3,402

17.	Reconciliation to Canadian GAAP:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP, which conform in all material respects with Canadian generally accepted accounting principles (“Canadian GAAP”), except for the treatment of the secured convertible notes to related parties.

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out differences between U.S. and Canadian GAAP as applied to the Company’s financial statements.  This note sets out the differences between U.S. and Canadian GAAP for the year ended December 31, 2004.  There were no differences between the Company’s financial statements as prepared under U.S. and Canadian GAAP for the years ended December 31, 2003 and 2002.

Under U.S. GAAP, the secured convertible notes payable to related parties are classified entirely as debt except for the beneficial conversion feature, which was recorded as additional paid-in capital. The difference between the amounts allocated to the liability and the principal amount of the notes of $8,000,000 is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

17.	Reconciliation to Canadian GAAP (continued):

Under Canadian GAAP, the secured convertible notes to related parties are considered compound instruments that are required to be separated into liability and equity components. The Company has calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%, representing the estimated rate that it would be required to pay for similar borrowings with no conversion feature. The liability component amounted to $7,067,000. The residual amount of $933,000 represents the estimated equity component for the conversion option and is recorded under Canadian GAAP as the “equity portion of convertible notes payable to related parties”.  The difference between the amounts allocated to the liability and the principal amount of the notes of $8,000,000 is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.

For U.S. GAAP purposes, the costs related to the issuance of the secured convertible notes payable was recorded as a long-term asset and are being amortized over the term of the Notes.  For Canadian GAAP purposes, these costs have been allocated on a pro rata basis between the debt and equity components of the compound instruments.  The amount allocated to the debt component has been recorded as a long-term asset and amortized over the term of the notes and the amount allocated to the equity component has been recorded as a reduction to shareholders’ equity.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

17.	Reconciliation to Canadian GAAP (continued):

The following tables present the adjustments required to reconcile the 2004 consolidated financial statements presented under U.S. GAAP to Canadian GAAP.

Reconciliation to Canadian GAAP - Balance sheet at December 31, 2004

	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$5,417	$—	$5,417
Short-term investments	8,005	—	8,005
Restricted cash	210	—	210
Accounts receivable, net of allowance of $18	2,831	—	2,831
Prepaid expenses and other receivables	583	—	583

Total current assets	17,046	—	17,046
Deferred charges	286	(33)	253
Fixed assets	1,135	—	1,135

Total assets	$18,467	$(33)	$18,434

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$613	$—	$613
Accrued liabilities	2,101	—	2,101
Interest payable	103	—	103
Deferred revenue	173	—	173

Total current liabilities	2,990	—	2,990
Long-term liabilities	92	—	92
Convertible notes payable to related parties	7,947	(711)	7,236
Long-term interest payable	343	—	343

Total liabilities	11,372	(711)	10,661
Shareholders’ equity:
Common shares	764,530	—	764,530
Additional paid-in capital	279	(65)	214
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(757,921)	(149)	(758,070)
Accumulated other comprehensive income	207	—	207

Total shareholders’ equity	7,095	678	7,773

Total liabilities and shareholders’ equity	$18,467	$(33)	$18,434

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

17.	Reconciliation to Canadian GAAP (continued):

Reconciliation to Canadian GAAP - Statement of operations for the year ended December 31, 2004:

	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$8,844	$—	$8,844
Services	6,228	—	6,228

	15,072	—	15,072
Operating expenses:
Cost of product revenue, other	26	—	26
Cost of service revenue	6,614	—	6,614
Research and development	6,271	—	6,271
Sales and marketing	4,985	—	4,985
General and administrative	3,074	—	3,074
Depreciation	595	—	595
Stock-based compensation:
Cost of revenue	15	—	15
Research and development	40	—	40
Sales and marketing	34	—	34
General and administrative	63	—	63
Restructuring charges	993	—	993

Total operating expenses	22,710	—	22,710

Loss from operations	(7,638)	—	(7,638)
Interest expense, net	(396)	(149)	(545)

Loss for the year	$(8,034)	$(149)	$(8,183)

Basic and diluted loss per share	$(1.34)	$(0.03)	$(1.37)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,984	5,984	5,984

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

17.	Reconciliation to Canadian GAAP (continued):

Reconciliation to Canadian GAAP - Cash flows from operating activities for the year ended December 31, 2004:

	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the year	$(8,034)	$(149)	$(8,183)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	157	157
Depreciation and amortization	595	—	595
Amortization of deferred charges	66	(8)	58
Stock-based compensation	152	—	152
Other non-cash expenses	33	—	33
Changes in operating assets and liabilities:
Accounts receivable	(534)	—	(534)
Prepaid expenses and other receivables	65	—	65
Accrued interest on short-term investments	40	—	40
Accounts payable	202	—	202
Interest payable	103	—	103
Long-term liabilities	92	—	92
Long-term interest payable	343	—	343
Accrued liabilities	(1,301)	—	(1,301)
Deferred revenue	(237)	—	(237)

Net cash flows used in operating activities	(8,415)	—	(8,415)
Cash flows from (used in) financing activities:
Issuance of convertible notes payable to related parties	8,000	—	8,000
Note payable issue costs	(352)	—	(352)
Issuance of common shares on exercise of options	22	—	22

Net cash flows from financing activities	7,670	—	7,670
Cash flows used in investing activities:
Purchase of fixed assets, net	(1,017)	—	(1,017)
Purchases of short-term investments	7,233	—	7,233
Maturity of short-term investments	(13,490)	—	(13,490)

Net cash flows used in investing activities	(7,274)	—	(7,274)

Net decrease in cash and cash equivalents	(8,019)	—	(8,019)
Cash and cash equivalents, beginning of year	13,436	—	13,436

Cash and cash equivalents, end of year	$5,417	$—	$5,417

