Form 10-Q
period 2005-03-31
724 SOLUTIONS INC
filed 2005-05-10
CIK 1097641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-31146

724 SOLUTIONS INC.
(Exact Name of Registrant as Specified in its Charter)

Canada	Inapplicable

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1221 State Street, Suite 200
Santa Barbara, CA	93101

(Address of Principal Executive Office)	(Zip Code)

(805) 884-8308

(Registrant’s Telephone Number, Including Area Code).

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

Common Shares, no par value 6,032,821 shares outstanding as of May 6, 2005
(together with associated rights to purchase additional Common Shares)

724 SOLUTIONS INC.

Table of Contents

PART I.	FINANCIAL INFORMATION	2

PART II.	OTHER INFORMATION	34

SIGNATURES	37

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

March 31, 2005 and December 31, 2004

	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 2)	$3,039	$5,417
Short-term investments (note 2)	8,005	8,005
Restricted cash (note 2)	211	210
Accounts receivable - trade, net of allowance of $26 (2004 - $18)	5,372	2,831
Prepaid expenses and other receivables	682	583

Total current assets	17,309	17,046
Deferred charges	255	286
Fixed assets, net of accumulated amortization of $13,860 (2004 - $13,732)	1,018	1,135

	$18,582	$18,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$895	$613
Accrued liabilities	2,037	2,101
Interest payable to related parties	104	103
Deferred revenue	125	173

Total current liabilities	3,161	2,990
Long-term liabilities	30	92
Convertible notes payable to related parties (note 3)	7,952	7,947
Long-term interest payable to related parties (note 3)	447	343

Total liabilities	11,590	11,372
Shareholders’ equity:
Share capital (note 5):
Authorized:
Unlimited common shares
Unlimited preferred shares
Issued and outstanding:
6,032,821 common shares (December 31, 2004 – 5,989,300)	764,839	764,530
Additional paid-in capital	352	279
Accumulated deficit	(758,387)	(757,921)
Accumulated other comprehensive income	188	207

Total shareholders equity	6,992	7,095
Contingent liabilities (note 9)

	$18,582	$18,467

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars)

Three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenue:
Product	$2,985	$1,761
Services	2,820	1,240

	5,805	3,001
Operating expenses:
Cost of product revenue	5	—
Cost of services revenue	2,026	1,528
Research and development	1,687	2,089
Sales and marketing	1,168	1,379
General and administrative	804	833
Depreciation	157	185
Stock-based compensation:
Cost of revenue	7	2
Research and development	19	4
Sales and marketing	16	4
General and administrative	31	7
Restructuring costs (note 6)	—	2,100

	5,920	8,131

Loss from operations	(115)	(5,130)
Interest income (expense), net	(186)	16
Loss on settlement of liability (note 3)	(165)	—

Loss for the period	$(466)	$(5,114)

Basic and diluted loss per share	$(0.08)	$(0.85)

Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	6,027	5,983

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share amounts)

Three months ended March 31, 2005 and 2004 (unaudited)

			Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Common shares

	Number	Amount

Balances December 31, 2003	5,983,349	$764,508	$62	$(749,887)	$33	$14,716
Loss for the period	—	—	—	(5,114)	—	(5,114)
Cumulative translation adjustment	—	—	—	—	28	28

Total comprehensive loss						(5,086)

Additional paid in capital	—	—	17	—	—	17

Balances, March 31, 2004	5,983,349	$764,508	$79	$(755,001)	$61	$9,647

Balances December 31, 2004	5,989,300	$764,530	$279	$(757,921)	$207	$7,095
Loss for the period	—	—	—	(466)	—	(466)
Cumulative translation adjustment	—	—	—	—	(19)	(19)

Total comprehensive loss						(485)

Issuance on exercise of options	9,972	41	—	—	—	41
Issuance of common shares	33,549	268	—	—	—	268
Additional paid in capital	—	—	73	—	—	73

Balances, March 31, 2005	6,032,821	$764,839	$352	$(758,387)	$188	$6,992

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

Three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Cash flows from (used in) operating activities:
Loss for the period	$(466)	$(5,114)
Items not affecting cash:
Depreciation and amortization	157	185
Amortization of deferred charges	31	—
Stock-based compensation	73	17
Loss on settlement of liability	165	—
Other non-cash items	93	36
Change in operating assets and liabilities:
Accounts receivable	(2,541)	(327)
Prepaid expenses and other receivables	(99)	(220)
Accounts payable	282	(134)
Long-term liabilities	(62)	—
Long-term interest payable to related parties	104	—
Accrued liabilities	(64)	1,559
Deferred revenue	(48)	(84)

Net cash flows used in operating activities	(2,375)	(4,082)
Cash flows from financing activities:
Issuance of common shares on exercise of options	41	—

Net cash flows from financing activities	41	—
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(44)	(2)
Maturity of short-term investments	2,478	1,748
Purchases of short-term investments	(2,478)	—

Net cash flows from (used in) investing activities	(44)	1,746

Net decrease in cash and cash equivalents	(2,378)	(2,336)
Cash and cash equivalents, beginning of period	5,417	13,436

Cash and cash equivalents, end of period	$3,039	$11,100

See accompanying notes to consolidated financial statements.

1.	Basis of presentation:

The accompanying consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”). Inter-company transactions and balances are eliminated on consolidation.

The Company’s consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The interim financial statements follow the same accounting policies and methods of application as the most recent annual financial statements.  For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2004 that are included in the Company’s Annual Report filed with the Canadian Securities Administrators on March 17, 2005 and with the Securities and Exchange Commission on Form 10-K filed on March 18, 2005.

The preparation of the financial statements requires use of management estimates. The information furnished for the three months ended March 31, 2005 and March 31, 2004 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

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

The Company has entered into letters of credit in the amount of $211,000 (December 31, 2004 – $210,000) to guarantee future payments. Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

3.	Convertible notes payable to related parties:

On May 14, 2004, the Company entered into a series of agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) between 724 Solutions Inc. and its wholly owned subsidiary, 724 Solutions Software Inc., and Austin Ventures VI, L.P. (“AV VI”), Austin Ventures VI Affiliates Fund, L.P. (“AV VI A”), and Austin Ventures VIII, L.P. (“AV VIII”), (collectively, the “Lenders” or “Austin Ventures”) in connection with the private placement of $8,000,000 of Secured Convertible Promissory Notes (the “Notes”) for cash.  The non-brokered private placement of secured convertible promissory notes was completed in two tranches.  The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004.  The second tranche of the financing involved the issuance of $4,956,000 of convertible notes and was completed on June 29, 2004, after the Company obtained shareholder approval of the transactions.

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

In accordance with FASB EITF No. 00-27, Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined that a beneficial conversion feature existed for the second tranche of its convertible notes.  On the date the required shareholder approval was obtained, the Company’s common shares closed at a premium of $0.04 per share to the conversion price of $3.07, resulting in a beneficial conversion feature on that date of approximately $65,000.  Under issue 6 of EITF 00-27, this conversion feature is to be amortized over the period to the stated redemption date being May 14, 2007.  The amortization in the three months ended March 31, 2005 was $5,000.

The Company also analyzed the arrangement to determine whether any accounting was required for the contingent beneficial conversion feature that may arise if the Company were to issue additional shares in the future at a price less than $3.07.  The Company considered EITF 00-27, Issue 7, and concluded that since the terms of the contingent conversion option do not permit the Company to compute the additional number of shares that it would need to issue upon conversion of the Notes if the contingent event occurs and the conversion price is adjusted, the Company should compute any additional beneficial conversion feature only if the contingent event occurs.

Austin Ventures is the Company’s largest beneficial shareholder. Assuming that all of the Notes are converted into common shares at the lowest possible conversion price on the maturity date, all accrued interest on the Notes is paid with common shares, and that no additional common shares are issued, Austin Ventures could be deemed to beneficially own up to 44.75% of the Company’s issued and outstanding common shares.

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

Total interest expense recorded in the three months ended March 31, 2005 was $209,000 (2004 - nil). At March 31, 2005, $552,000 remains outstanding (2004-nil).

On January 3, 2005, the Company issued 33,549 shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000 in three month period ended March 31, 2005 related to the extinguishment of the liability.

4.	Segment information:

The Company operates in a single reportable operating segment, that is, the design and delivery of software products for use by mobile network operators and other customers.  The single reportable operating segment derives its revenue from the sale of software and related services.  Information about the Company’s geographical net revenue and assets is set forth below.

Net revenue by geographic revenue distribution:

	March 31, 2005	March 31, 2004

United States	$2,286	$2,680
Europe	3,334	234
Asia Pacific	185	87
Canada	—	—

	$5,805	$3,001

In the three months ended March 31, 2005, three customers accounted for 28%, 28% and 26% of revenue. In the three months ended March 31, 2004, one customer accounted for 73% of revenue.

At March 31, 2005, two customers accounted for 53% and 28% of accounts receivable. At March 31, 2004, one customer accounted for 68% of accounts receivable.

Fixed assets by geographic location:

	March 31, 2005	December 31, 2004

Canada	$700	$784
United States	116	135
Europe	191	214
Asia Pacific	11	2

	$1,018	$1,135

5.	Share capital:

	(a)	Stock options:

At March 31, 2005, and December 31, 2004, there were options outstanding to acquire 952,804 and 929,915 of the Company’s common shares, respectively.
The following table summarizes the Company’s options as of March 31, 2005:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exerciseable	Weighted average exercise price

$—	$5.00	713,461	$3.53	9.0	92,535	$3.53
5.01	10.00	191,994	6.09	8.2	106,657	5.85
10.01	20.00	15,554	12.82	8.0	7,016	15.31
20.01	50.00	6,688	27.26	4.9	6,650	27.28
50.01	100.00	5,919	82.46	6.0	4,914	84.20
100.01	550.00	19,188	216.45	6.0	15,313	219.65

		952,804	$9.14	8.7	233,085	$21.52

(b)	Loss per share:

The Company has excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.

(c)	Stock-based compensation:

Effective January 1, 2003, the Company adopted, on a prospective basis, the fair value measurement for stock-based compensation.  Under the fair value based method, compensation cost for option grants is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of options issued in the three months ended March 31, 2005 was $224,000, while the fair value of options issued in the three months ended March 31, 2004 was $26,000. These amounts are being amortized as expenses over the vesting period of 4 years.

The fair value of each option granted in the three months ended March 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, expected volatility of 62% (2004 - 60%), risk-free rate of interest of 3.66% (2004 – 3.41%) and an expected life of the option of five years.

The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period in which they occur. The weighted average grant date fair value of options issued in the three months ended March 31, 2005 was $4.18 (2004 - $1.83).

(d)	Pro forma disclosure for stock-based compensation and other stock-based payments:

For options issued prior to January 1, 2003, the Company is required to disclose the pro forma information as if it had accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method.  The following table presents the required disclosure of pro forma earnings and earnings per share.

	March 31, 2005	March 31, 2004

Loss for the period	$(466)	$(5,114)
Compensation expense related to the fair value of stock options in excess of amounts recognized	(66)	(3)

Pro forma loss for the period	$(532)	$(5,117)

Pro forma loss per share:
Basic and diluted	$(0.09)	$(0.86)

The fair value of each option granted prior to January 1, 2003, was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in the notes to the Company’s annual consolidated financial statements.

6.	Restructuring charges:

For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges for restructuring activities. Portions of these restructuring charges were scheduled to be paid out in subsequent periods. At March 31, 2005, included in accrued liabilities is the remaining restructuring provision of $93,000, which relates to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that the Company has vacated. Although the space is sublet, the Company is obligated to refurbish the space at the end of the lease. The Company expects to pay out the remaining balance by the end of the first quarter of 2006.

Changes to the Company’s restructuring reserves in the three months ended March 31, 2005 and 2004, are set out below.

(a) Restructuring provision at March 31, 2005:

(iii) 2002 Restructuring, provision at March 31, 2005:

	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges in 2002	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)
Provision, December 31, 2002	967	1,528	2,487	4,982
Activity during 2003:
Restructuring charge reversal	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	—	140	591	731
Activity during 2004:
Restructuring charge reversal	—	—	(181)	(181)
Cash payments	—	(47)	(410)	(457)

Provision, December 31, 2004	—	93	—	93
Activity during the three months ended March 31, 2005:
Cash payments	—	—	—	—

Provision, March 31, 2005	$—	$93	$—	$93

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

The restructuring activities undertaken in 2002 were completed within the year, shortly after the reductions in the workforce occurred in the first and fourth quarters of the year. All amounts provided for were settled in the year except for: (i) severance in the amount of $967,000 which was settled in the first half of 2003; (ii) lease exit costs related to abandoned premises in the amount of $1,528,000, $1,388,000 of which was settled in 2003 and $47,000 of which was settled in 2004 leaving $93,000 at March 31, 2005 that the Company expects will be settled by the end of the first quarter of 2006; and (iii) hosting exit costs in the amount of $2,487,000,

$996,000 of which was paid out in 2003, $900,000 of which was reversed in 2003 upon the re-negotiation of certain agreements, $410,000 of which was paid out in 2004 and $181,000 of which was reversed in 2004 because certain costs were lower than the Company had estimated.  The Company has now fully exited all hosting arrangements related to legacy customers.

(b)	Restructuring provisions at March 31, 2004:

(i) 2004 Restructuring, provision at March 31, 2004:

	Severance	Lease exit costs	Total

Restructuring charges in 2004	$1,600	$500	$2,100
Cash payments	(15)	(77)	(92)

Provision, March 31, 2004	$1,585	$423	$2,008

In the three months ended March 31, 2004, the Company completed a plan to reduce its overall operating costs and to realign its operating expenses and investments by reducing its worldwide workforce by approximately 40 people and consolidating facilities.  As a result of these decisions, the Company recorded $2,100,000 in restructuring charges related to severance and lease exit costs.

(ii) 2003 Restructuring, provision at March 31, 2004:

	Severance	Lease exit costs	Total

Restructuring charges in 2003	$775	$175	$950
Cash payments	(483)	(175)	(658)

Provision, December 31, 2003	292	—	292
Activity during the three months ended March 31, 2004:
Cash payments	—	—	—

Provision, March 31, 2004	$292	$—	$292

During 2003, the Company reduced its worldwide workforce by approximately 40 people and closed redundant facilities in an effort to reduce its overall operating costs and to realign operating expenses and investments with a view to achieving operational profitability. The restructuring activities were completed within the year shortly after the reduction in the workforce occurred in the second and fourth quarters of the year.  All amounts provided for were settled in the year except for severance amounts that were provided for at December 2003. These severance amounts remained outstanding at the March 31, 2004 and were paid out in the second quarter of 2004.

(iii) 2002 Restructuring, provision at March 31, 2004:

	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges in 2002	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)

Provision, December 31, 2002	967	1,528	2,487	4,982
Activity during 2003:
Restructuring charge reversal	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	—	140	591	731
Activity during the three months ended March 31, 2004:
Cash payments	—	(25)	(165)	(190)

Provision, March 31, 2004	$—	$115	$426	$541

7.	Supplemental disclosure:

	March 31, 2005	March 31, 2004

Supplemental cash flow information:
Interest received	56	31
Supplemental disclosure of non-cash financing and investing activities:
Common shares issued upon settlement of interest due on convertible notes payable to related parties	268	—

8.	Guarantees:

	(a)	General indemnities:

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

The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

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

At March 31, 2005, the Company had one outstanding letter of credit in the amount of $211,000 to secure Company credit cards. At December 31, 2004, the Company had one outstanding letter of credit in the amount of $210,000 to secure Company credit cards. Letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval.  The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  If the modifications agreed upon by the parties are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, the Company cannot accurately predict the ultimate outcome IPO Allocation Litigation. No amount is accrued at March 31, 2005, as a loss is not considered probable and estimable.

10.	Reconciliation to Canadian GAAP:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP, which conform in all material respects with Canadian generally accepted accounting principles (“Canadian GAAP”), except for the treatment of the secured convertible notes to related parties.

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out differences between U.S. and Canadian GAAP as applied to the Company’s financial statements.  This note sets out the differences between U.S. and Canadian GAAP for the three months ended March 31, 2005 and as at March 31, 2005 and December 31, 2004.  There were no differences between the Company’s financial statements as prepared under U.S. and Canadian GAAP for the three months ended March 31, 2004.

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

The following tables present the adjustments required to reconcile the March 31, 2005 consolidated financial statements presented under U.S. GAAP to Canadian GAAP.

Reconciliation to Canadian GAAP - Balance sheet at March 31, 2005:

	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$3,039	$—	$3,039
Short-term investments	8,005	—	8,005
Restricted cash	211	—	211
Accounts receivable, net of allowance of $26	5,372	—	5,372
Prepaid expenses and other receivables	682	—	682

Total current assets	17,309	—	17,309
Deferred charges	255	(30)	225
Fixed assets	1,018	—	1,018

Total assets	$18,582	$(30)	$18,552

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$895	$—	$895
Accrued liabilities	2,037	—	2,037
Interest payable	104	—	104
Deferred revenue	125	—	125

Total current liabilities	3,161	—	3,161
Long-term liabilities	30	—	30
Convertible notes payable to related parties	7,952	(638)	7,314
Long-term interest payable	447	—	447

Total liabilities	11,590	(638)	10,952
Shareholders’ equity:
Common shares	764,839	—	764,839
Additional paid-in capital	352	(65)	287
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(758,387)	(219)	(758,606)
Accumulated other comprehensive income	188	—	188

Total shareholders’ equity	6,992	608	7,600

Total liabilities and shareholders’ equity	$18,582	$(30)	$18,552

Reconciliation to Canadian GAAP - Balance sheet at December 31, 2004

	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$5,417	$—	$5,417
Short-term investments	8,005	—	8,005
Restricted cash	210	—	210
Accounts receivable, net of allowance of $18	2,831	—	2,831
Prepaid expenses and other receivables	583	—	583

Total current assets	17,046	—	17,046
Deferred charges	286	(33)	253
Fixed assets	1,135	—	1,135

Total assets	$18,467	$(33)	$18,434

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$613	$—	$613
Accrued liabilities	2,101	—	2,101
Interest payable	103	—	103
Deferred revenue	173	—	173

Total current liabilities	2,990	—	2,990
Long-term liabilities	92	—	92
Convertible notes payable to related parties	7,947	(711)	7,236
Long-term interest payable	343	—	343

Total liabilities	11,372	(711)	10,661
Shareholders’ equity:
Common shares	764,530	—	764,530
Additional paid-in capital	279	(65)	214
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(757,921)	(149)	(758,070)
Accumulated other comprehensive income	207	—	207

Total shareholders’ equity	7,095	678	7,773

Total liabilities and shareholders’ equity	$18,467	$(33)	$18,434

Reconciliation to Canadian GAAP - Statement of operations for the three months ended March 31, 2005:

	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$2,985	$—	$2,985
Services	2,820	—	2,820

	5,805	—	5,805
Operating expenses:
Cost of product revenue, other	5	—	5
Cost of service revenue	2,026	—	2,026
Research and development	1,687	—	1,687
Sales and marketing	1,168	—	1,168
General and administrative	804	—	804
Depreciation	157	—	157
Stock-based compensation:
Cost of revenue	7	—	7
Research and development	19	—	19
Sales and marketing	16	—	16
General and administrative	31	—	31

Total operating expenses	5,920	—	5,920

Loss from operations	(115)	—	(115)
Interest income (expense), net	(186)	(70)	(256)
Loss on settlement of liability	(165)	—	(165)

Loss for the period	$(466)	$(70)	$(536)

Basic and diluted loss per share	$(0.08)	$(0.01)	$(0.09)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	6,027	6,027	6,027

Reconciliation to Canadian GAAP - Cash flows from operating activities for three months ended March 31, 2005:

	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the period	$(466)	$(70)	$(536)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	73	73
Depreciation and amortization	157	—	157
Amortization of deferred charges	31	(3)	28
Loss on settlement of liability	165	—	165
Stock-based compensation	73	—	73
Other non-cash expenses	93	—	93
Changes in operating assets and liabilities:
Accounts receivable	(2,541)	—	(2,541)
Prepaid expenses and other receivables	(99)	—	(99)
Accounts payable	282	—	282
Long-term liabilities	(62)	—	(62)
Long-term interest payable to related parties	104	—	104
Accrued liabilities	(64)	—	(64)
Deferred revenue	(48)	—	(48)

Net cash flows used in operating activities	(2,375)	—	(2,375)
Cash flows from financing activities:
Issuance of common shares on exercise of options	41	—	41

Net cash flows from financing activities	41	—	41
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(44)	—	(44)
Maturity of short-term investments	2,478	—	2,478
Purchases of short-term investments	(2,478)	—	(2,478)

Net cash flows from (used in) investing activities	(44)	—	(44)

Net decrease in cash and cash equivalents	(2,378)	—	(2,378)
Cash and cash equivalents, beginning of period	5,417	—	5,417

Cash and cash equivalents, end of period	$3,039	$—	$3,039

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We were incorporated in 1997 and in 1999 we introduced our initial products. At that time, we focused on creating software products that assisted financial services companies in making their traditional services available to their customers through mobile phones and handheld computing devices.  In January 2001, we acquired Tantau Software with a view to expanding our customer base, utilizing Tantau’s software products to strengthen our products offered to financial services customers, and to expand our sales to mobile network operators.  In 2001, we began offering our mobile alerting software products and our mobile Internet gateway product (software that enables Internet connectivity to mobile devices) to mobile network operators. In October 2002, our products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite of products (“XMS”).  We no longer offer products developed specifically for financial institutions, although we continue to provide services to a small number of financial services customers and continue to support earlier sales to them.

During 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably.  At the same time, we judged that the market for mobile data services in the mobile network operator sector was potentially larger and likely to develop sooner. As a consequence, we began to restructure our business to focus on opportunities in the mobile network operator marketplace.  During 2004, we completed this process and are now focused on selling our software products to mobile network operators.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We periodically review our financial reporting and disclosure practices and accounting policies to ensure they provide accurate and transparent information relative to the current economic and business environment. As part of this process, we have reviewed the selection, application and communication of our critical accounting policies and financial disclosures. We have determined that the critical accounting policies relating to our core ongoing business activities are primarily those that relate to revenue recognition, allowance for doubtful accounts, income taxes, litigation, valuation of intangible assets, valuation of fixed assets, and restructuring provisions. Other important accounting policies are described in note 2 to our audited annual consolidated financial statements for the year ended December 31, 2004, which are included in our annual report on form 10-K.

REVENUE RECOGNITION

SOURCES OF REVENUE

We derive revenue from licensing our products and providing related services, including installation, integration, maintenance and support. We recognize revenue from our license agreements when the following conditions are met:

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

We typically license our software on a per user or per transaction basis.  Accordingly, our revenue is dependent on whether, and the extent to which, our customers continue to use our software. However, in the case of our amended agreement with Hewlett-Packard in connection with Hewlett-Packard’s re-licensing of our software to Sprint PCS, we license our software on a quarterly and monthly fixed fee basis. If, at any time and for any reason, Sprint PCS decides to no longer use our software for additional customers, Hewlett-Packard will cease paying the quarterly/monthly fixed fees and we will not receive any further license fees under the agreement.

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

•

Fixed License Fee Arrangement – a license fee for a fixed number of copies or unlimited use of the software for a period of time ranging from three months to perpetuity.  If the license is not a perpetual license, we recognize the revenue ratably over the term of the license.  If the license is a perpetual license, we recognize the revenue when the general conditions outlined above under “Sources of Revenue” are met.

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

MAINTENANCE FEES

We receive revenue for maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer’s cumulative license fees, and may include a minimum quarterly amount. If associated with the fixed fee license model, the maintenance revenues received will be recorded as deferred revenue and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any maintenance payments will be recognized on a monthly basis as earned.

MANAGED ALERTS SERVICE FEES

We receive revenue from providing services to our customers using our managed X-treme Alerts Platform.  These can include revenue from voice alerts, Short Message Service (“SMS”) alerts, Multimedia Message Service (“MMS”) alerts, fraud alerts, and collection alerts.  Our XAP software is hosted in New Jersey with Computer Sciences Corporation and the voice hardware is hosted in Florida with InterVoice. Customers typically pay a per alert fee, subject to monthly minimums.  The fees are recognized on a monthly basis as earned.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our general credit terms are 30 to 60 days from the invoice date.  We perform an ongoing credit evaluation of each customer’s financial condition and if the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payment, an additional allowance would be required. At March 31, 2005, our allowance for doubtful accounts totaled $26,000.  Our maximum exposure to loss on receivables at any point in time is the total accounts receivable, which was $5.4 million at March 31, 2005.  Due to the significant number of estimates utilized in determining an expected rate of uncollectible receivables, actual results of collections could be materially different from these estimates.

INCOME TAXES

We record a valuation allowance against deferred income tax assets when we believe it is not more likely than not that some portion or all of the deferred income tax assets will be realized. We consider factors such as the reversal of deferred income tax liabilities, projected taxable income, the character of the income tax asset and the potential for realization due to tax planning strategies. At December 31, 2004, while we had $92.2 million in available net tax benefit of loss carry forwards and other deferred tax assets, we have experienced losses in recent years and the extent of future income for tax purposes before utilization of these benefits is uncertain.  Accordingly, the entire balance of deferred tax assets was offset by a valuation allowance.  Due to the significant number of estimates and projections utilized in determining an appropriate valuation for our deferred income tax assets, the actual valuation allowance against the tax assets could be materially different from these estimates.

LITIGATION

We are a party, from time to time, in legal proceedings such as the securities litigation relating to our initial public offering (see note 9 to our consolidated financial statements). In these cases, we assess the likelihood that a loss will result, as well as the amount of the potential loss, and the financial statements provide for the best estimate of the losses. In making our assessment of the existence of losses, we consider advice from legal counsel, the nature of the claim and other settlements, if any, that are occurring from similar claims.  To the extent that any of these legal proceedings are resolved and require us to pay an amount in excess of what has been provided for in the financial statements, we would be required to record, against earnings, the excess at that time. If the resolution resulted in a gain, or a loss less than that provided for, the gain is recognized when received or receivable.

VALUATION OF INTANGIBLE ASSETS

We have acquired several businesses. As part of the completion of any business combination, we are required to value any intangible assets acquired at the date of acquisition. We utilize the most current internally-generated and publicly available information to develop an estimate of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable at the date prepared.  This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the intangible assets acquired. There can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired intangible assets. To assist us with the valuation process, we have adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, it is entirely possible that either we or the independent valuation experts will make judgments or estimates that differ from actual circumstances.  In these cases, we may be required to record a provision or write-off certain of our intangible assets. Similarly, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test the value of our goodwill. Changes in estimates could result in different conclusions for the underlying value of goodwill. We perform our annual impairment testing on goodwill at December 31 of each fiscal year, provided that circumstances do not arise during the year that would necessitate an earlier evaluation. At times over the past three years, our book value has exceeded our fair value and we have recorded impairment charges to reflect these assessments.  As at March 31, 2005, the carrying values of our goodwill and intangible assets have been written down to nil.

VALUATION OF FIXED ASSETS

We monitor the appropriateness of the carrying values of our fixed assets, primarily office furniture and computer software and equipment, on an ongoing basis, in accordance with accounting requirements. As required, if an indicator of potential impairment is evident, we will review the projected undiscounted future cash flows associated with the relevant fixed asset, to determine if the undiscounted cash flows exceed the carrying amount of the fixed asset. If it is determined that the net carrying amount of the fixed asset is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the asset. We utilize the most current internally-generated and publicly available information to develop our estimates of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable. Additionally, determination of fair values of fixed assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of fixed assets could materially affect our estimates.  We have recorded charges to write-down fixed assets, primarily arising due to the restructuring activities we have undertaken.  As at March 31, 2005, the net book value of our fixed assets was $1.0 million.

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

SUBSEQUENT EVENT

2005 STOCK OPTION PLAN

On April 28, 2005, we held our annual and special meeting of shareholders (the “Meeting”).  At the Meeting, the stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”) adopted by our Board of Directors. A total of 775,000 common shares are initially reserved for issuance under the 2005 Plan.

Our stockholders also approved the December 2004 grant of 427,000 options to certain of our executives, officers and directors. Subject to certain conditions, the options vest over four years from the December 2004 grant date. The total fair value at April 28, 2005 was calculated to be $2.8 million using the Black-Scholes option pricing model. The fair value related to those options that remain outstanding will be expensed as stock-based compensation over the remaining vesting period. We expect to expense approximately $750,000 related to this grant in the remainder of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

In the three months ended March 31, 2005, product revenue increased to $3.0 million, from $1.8 million in the same period in 2004.

Revenue from our X-treme Mobility Suite (“XMS”) of products increased to $2.9 million for the three months ended March 31, 2005 from $1.7 million in the same period in 2004.  The principal revenue producing deployments for our XMS products were with Nokia, Hewlett-Packard (as a reseller to Sprint PCS) and a European MNO.  Nokia contributed $1.1 million of revenue and the European MNO contributed $794,000 compared to nil for both customers in the same period of 2004. Product revenue from Hewlett-Packard (as a reseller to Sprint PCS) declined by $763,000 in the three months ended March 31, 2005 compared to the same period in 2004. We amended our contract in late 2004 to a fixed fee structure so we expect our product revenue from Hewlett-Packard (as a reseller to Sprint PCS) to remain at the same level in the second quarter of 2005. In the three months ended March 31, 2005, the X-treme Mobility Gateway (“XMG”) product accounted for approximately 60% of revenue from the X-treme Mobility Suite of products and the AGW product, the product we purchased from Nokia in the second quarter of 2004, accounted for approximately 36% of the XMS revenue.  In the three months ended March 31, 2004, our XMG product accounted for approximately 96% of the XMS revenue.  We provide our customers with fixed or variable pricing alternatives. In the three months ended March 31, 2005, Hewlett-Packard (as a reseller to Sprint PCS) was the only significant customer purchasing licenses on a fixed price basis while in the same period in 2004, essentially all of our key revenue producing contracts for the XMS suite were on a variable pricing model.  We anticipate that the XMG and AGW products will generate most of our XMS product revenue in the second quarter of 2005.

During the three months ended March 31, 2005 and 2004, product revenue from our non-XMS products, including those sold primarily to the financial services industry, was $71,000 and $50,000, respectively. We will continue to perform under the contracts we currently have with these customers and anticipate that revenue from these customers will be approximately $50,000 per quarter for the remainder of 2005. Our ability to achieve this revenue, however, is dependent on our customers for these products renewing their contracts.

SERVICE REVENUE

Service revenue increased to $2.8 million for the three months ended March 31, 2005, from $1.2 million for the same period in 2004.

In the three months ended March 31, 2005, service revenue from XMS increased to $2.6 million from $929,000 in the same period in 2004. Implementation and customer service fee revenue related to XMS was approximately $1.2 million in the three months ended March 31, 2005 compared to $309,000 in the same period of 2004. Of the increase, approximately 52% resulted from the delivery of hardware to a European MNO, approximately 36% related to integration services at the same European MNO and the remainder primarily related to implementations at an Asia Pacific MNO and a second European MNO.

Managed alerts services revenue increased to $143,000 in the three months ended March 31, 2005 compared to $42,000 in the same period of 2004, primarily due to one customer adopting this platform as a key part of its customer retention and loyalty program. Maintenance revenue increased to $1.2 million in the three months ended March 31, 2005 compared to $579,000 in the same period of 2004. Approximately 50% of the increase was related to our AGW product acquired in the second quarter of 2004. Increased maintenance revenue from Hewlett-Packard (as a reseller to Sprint PCS) accounted for approximately 40% of the increase.

Service revenue from our non-XMS products, including those sold primarily to the financial services industry, was $238,000 in the three months ended March 31, 2005 compared to $311,000 in the same period in 2004, as some contracts were not renewed by our financial services customers, resulting in less service and maintenance revenue from these customers.

OPERATING EXPENSES

COST OF PRODUCT REVENUE

Our product revenue consists of the sale of software licenses, typically on a per user or capacity basis. There are no significant out-of-pocket costs associated with the manufacture of our software. Costs associated with our software are as follows:

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

•

Amortization of intangible assets: Intangible assets include intellectual property we have acquired and either license as a stand-alone product or embed in one or more of our software products. Acquired software is amortized on a straight-line basis over a period of two to five years. All acquired software had been fully amortized or written down to nil by the end of September 2003. Therefore, amortization expense was nil in each of the three month periods ending March 31, 2005 and 2004.

•

Third Party Inventory: Cost of product revenue also includes the cost of third party inventory purchased from third parties and sold to our customers. In the three months ended March 31, 2005 and the same period in 2004, we did not purchase or sell any third party inventory to our customers.

•

Other: Some of our products include third party embedded software that we license.  In the three months ended March 31, 2005, we recorded $5,000 of license fees to third party vendors for the use of software embedded in our products compared to nil in the same period of 2004.

COST OF SERVICES REVENUE

Cost of services revenue consists primarily of personnel costs associated with customer support, training and implementations, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration. It also includes the cost of hardware and third party software our customers require us to purchase and resell to them.

Cost of services revenue increased to $2.0 million for the three months ended March 31, 2005, compared to $1.5 million for the same period in 2004. Included in the 2005 amount is approximately $420,000 in hardware costs related to a customer deployment. Our integration, product support and managed services related revenue were all significantly higher in the three months ended March 31, 2005 compared to the same period in 2004, leading to increased costs in these areas. Due to improved resource utilization, cost of services revenue increased by a lower percentage than revenue. Cost of services revenue, as a percentage of revenue, was 35% for the three months ended March 31, 2005, compared to 51% for the same period in 2004. Our average professional services headcount increased to 25 in the first quarter of 2005 compared to 16 in the same period of 2004 as we added personnel to meet commitments to our customers. At the end of the first quarter of 2005, we had 26 professional services personnel compared to 16 at the end of the first quarter of 2004. The geographic mix of our professional services personnel changed from the first quarter of 2004 to the first quarter of 2005 resulting in a lower cost per employee. Costs related to these personnel, therefore, increased by 34% while average headcount increased by 51%.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses include compensation of software development personnel working on the continuing enhancement of our products and our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses and allocated operating expenses.

Research and development expenses decreased to $1.7 million for the three months ended March 31, 2005, compared to $2.1 million for the same period in 2004, a reduction of 19%. As a result of restructuring initiatives, we reduced our R&D headcount in the first quarter of 2004 from 48 in January 2004 to 34 in March 2004 and the average R&D headcount was 43 in the three months ended March 31, 2004. Due to our acquisition of the Multimedia Application Gateway (“AGW”) product in the second quarter of 2004 and to meet customer commitments in other areas, we have added R&D personnel since the end of the first quarter of 2004 bringing our average R&D headcount in the three months ended March 31, 2005 to 48 and our headcount at March 31, 2005 to 52. Because we have a higher proportion of our development team in more cost-effective locations, our R&D costs have decreased in the three months ended March 31, 2005 compared to the same period in 2004. The average cost per R&D employee was lower by 16% in the three months ended March 31, 2005 compared to the same period in 2004.

We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 29% for the three months ended March 31, 2005, compared to 70% for the same period in 2004.

SALES AND MARKETING

Sales and marketing (“S&M”) expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing expenses were $1.2 million for the three months ended March 31, 2005, compared to $1.4 million for the same period in 2004, a reduction of 15%. The decrease is a result of the reduction in the average number of S&M personnel in the three months ended March 31, 2005 to 17 compared to 21 in the same period of 2004, a reduction of 19%. At March 31, 2005 and 2004, we had 17 and 21 sales and marketing personnel, respectively. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 20% for the three months ended March 31, 2005, compared to 46% for the same period in 2004.

GENERAL AND ADMINISTRATIVE

General and administrative (“G&A”) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as facilities, travel and professional consulting costs. Our corporate staff includes several of our executive officers and our business development, financial planning and control, legal, human resources and corporate administration staff.

G&A expenses decreased to $804,000 for the three months ended March 31, 2005, compared to $833,000 for the same period in 2004. The decrease in G&A expenses reflects our efforts in our restructuring initiatives in which we have reduced our average G&A headcount in the three months ended March 31, 2005 to 13 in 2005 from 16 in 2004, a reduction of 17%.  The reduction in personnel accounted for approximately $48,000 of savings in the quarter but these savings were partially offset by higher costs in other areas. At March 31, 2005 and 2004, we had 13 and 15 G&A personnel, respectively.  G&A expense, as a percentage of revenue, was 14% for the three months ended March 31, 2005, compared to 28% for the same period in 2004. We believe we will need to add additional G&A staff this year to address increased regulatory compliance requirements.

DEPRECIATION

Depreciation expense was $157,000 in the three months ended March 31, 2005, compared to $185,000 for the same period in 2004. Depreciation decreased as we continue to utilize fully depreciated fixed assets. In 2004, we began to reinvest in fixed assets and we also made some purchases in the three months ended March 31, 2005. We anticipate that we will make further purchases of fixed assets in remainder of 2005.

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

Stock-based compensation increased to $73,000 for the three months ended March 31, 2005, compared to $17,000 for the same period in 2004. All stock compensation expenses in both periods related to the expensing of the fair value of options granted since January 1, 2003.

RESTRUCTURING COSTS

In the period ended March 31, 2005, we recorded restructuring charges of nil, compared to $2.1 million in the same period last year, including $1.6 million related to severances and $500,000 related to lease exit costs. In the three months ended March 31, 2004, we planned to reduce our worldwide work force by approximately 40 people and consolidate facilities. These efforts were to be implemented in order to reduce our overall operating costs and to realign our operating expenses and investments with a view to achieving operating profitability. Our acquisition of the AGW product in the second quarter of 2004 caused us to cancel 17 of the planned terminations and to reverse $900,000 in severance charges.

Included in our “Accrued Liabilities” as at March 31, 2005 is approximately $93,000 in remaining obligations arising from a restructuring activity undertaken in 2002. Specifically, it relates to the remaining costs associated with an office in Europe that we have vacated. Although the space is sublet, we are obligated to refurbish the space at the end of the lease. We will pay out the remaining balance by the end of the first quarter of 2006.

We continue to evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from or contribution to the business of that product or function.

INTEREST EXPENSE

We had a net interest expense of $186,000 in the three months ended March 31, 2005, compared to net interest income of $16,000 in the same period of 2004. We issued $8.0 million in convertible notes in the second quarter of 2004 and the interest expense associated with this debt was $243,000 in the three months ended March 31, 2005. Interest earned in the three months ended March 31, 2005 was $57,000 and was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from the convertible debt financing completed in the second quarter of 2004.

Net interest expense is expected to be approximately $200,000 per quarter in the second, third and fourth quarters of 2005; $245,000 in interest charges relate to the convertible notes payable to related parties offset by interest income of approximately $45,000 per quarter.

LOSS ON SETTLEMENT OF LIABILITY

On January 3, 2005, we issued 33,549 common shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000. The payment was related to the extinguishment of the liability related to interest due on the convertible notes payable to related parties. We have the option of paying the interest portion due quarterly on the notes payable in cash or shares at a conversion price of $3.07 (see note 3 to the interim financial statements for further details). In the event we settle future interest obligations in shares, we will record additional charges, the amount of which will depend on the price of our shares at the time of settlement.

NET LOSS

Our net loss decreased to $466,000 for three months ended March 31, 2005, compared to $5.1 million for the same period in 2004. Our net loss has decreased significantly because revenue increased by $2.8 million compared to the same period in 2004 and total operating expenses were lower. While the 2004 net loss included the $2.1 million restructuring charge discussed previously, total operating costs declined even when the charge is excluded. Because of the financing completed in the second quarter of 2005, net interest expense increased by $202,000.  Additionally, we expensed $165,000 in the three months ended March 31, 2005 related to the loss on settlement of liability described above. There was no such charge in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected balance sheet information as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Cash and cash equivalents	$3,039	$5,417
Short-term investments	8,005	8,005
Restricted cash	211	210

	11,255	13,632
Other current assets less current liabilities	2,893	424

Working capital	$14,148	$14,056

At March 31, 2005, our cash and short-term investments and restricted cash were $11.3 million compared to $13.6 million at December 31, 2004, a reduction of $2.4 million.  The reduction in our cash balance was primarily due to uses of cash in operating activities, most notably the increase in accounts receivable of $2.5 million.

Our accounts receivables balance as at March 31, 2005 was $5.4 million, with over 94% of the balance being either current or less than 30 days past due.  We did not incur any bad debt expense in either the three months ended March 31, 2005 or 2004 and we believe that the current reserve of $26,000 is sufficient and that accounts receivable will be collected. Our accrued liabilities balance of $2.0 million includes approximately $93,000 of restructuring reserves that we anticipate will be paid in 2006.

The following table presents selected cash flow information for the three months ended March 31, 2005 and 2004 (in thousands):

For the three months ended March 31,	2005	2004

Cash from (used in) operating activities	$(2,375)	$(4,082)
Cash from (used in) financing activities	41	—
Cash from (used in) investing activities	(44)	1,746

Net decrease in cash	$(2,378)	$(2,336)

Net cash used in operating activities decreased to $2.4 million for the three months ended March 31, 2005, compared to $4.1 million for the same period in 2004. Net cash used in operating activities for the three months ended March 31, 2005 consisted of our net loss of $466,000 and net working cash items of $2.4 million, primarily made up of an increase in accounts receivable of $2.5 million, offset by non-cash items, specifically loss on settlement of liability of $165,000, depreciation of $157,000, amortization of deferred charges of $31,000, stock-based compensation of $73,000 and other non-cash items of $92,000. The positive change to our cash flows from operations has been achieved through increased revenue year over year and reduced expenses as a result of significantly reducing our workforce and expense structure as a result of our restructuring efforts. Net cash used in operating activities for the three months ended March 31, 2004 consisted of our net loss of $5.1 million, offset by non-cash items, specifically depreciation of $185,000 and stock-based compensation of $17,000 and net working capital items of  $794,000.

Financing activities provided a cash source of $41,000 from the issuance of common shares on the exercise of options for the three months ended March 31, 2005, compared to nil in the same period in 2004.

Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $44,000 in the three months ended March 31, 2005, compared to a cash use of $2,000 in the same period in 2004. The amount in each year is related to net purchase of fixed assets. We had a cash source of $1.7 million related to the maturity of short term investments in the three months ended March 31, 2004.

We expect our quarterly cash expenditures in the next four quarters to be in the range of $5.5 million to $5.9 million as we add additional personnel to our development and on-site support teams to support our customer installations, but we will maintain our focus on cost management.  We currently expect that our existing cash and cash equivalents, short term investments and our estimated cash from sales in the next twelve months will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next twelve months.

While we have no current plans to raise additional capital, we may seek to do so in the future depending upon market conditions and conditions in our business.  We may also require additional financing if we expand our operations at a faster rate than currently anticipated, if our costs unexpectedly increase, if our revenues decrease, if we lose one or more significant customers (including Hewlett-Packard), or if we seek to effect one or more significant acquisitions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – CANADA AND UNITED STATES

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements herein regarding: future developments in our markets and the markets in which we expect to compete, including the wireless communications industry; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; the rate at which consumers will adopt wireless applications; our ability to increase or retain our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; our plans to use or not to use certain types of technologies in the future; our future revenue and cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income and expense; the value of our goodwill and other intangible assets; the collectability of our accounts receivable; our plans to hire additional personnel; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

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

COMPETITIVE LANDSCAPE

Many of our competitors are significantly larger than us in terms of revenue, marketing and research and development expenditures and numbers of employees in their sales, services and support organizations. The competitors we face on our X-treme Mobility Suite (“XMS”) sales opportunities include Nokia, Ericsson, Comverse, Alcatel and Openwave. Our success is dependent on our ability to win our share of these opportunities against these larger competitors and to retain our customers. Many of these competitors are able to bundle other products (including handsets and/or network equipment) into sales of competitive products, which they might argue is more beneficial to their customers.  We do not believe that we can offer similar product bundles, which could prevent us from competing with these competitors, offering similar pricing, retaining key customers or acquiring new customers.

CUSTOMER CONCENTRATION

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. In the three months ended March 31, 2005, 28% of our revenue was derived from Hewlett-Packard (as reseller to Sprint PCS) and 28% and 26% was derived from two other customers.  Most of our revenue from these customers and our other customers depends on their continued use of our products. If our customers discontinue or materially reduce their use of our products, or obtain one or more additional suppliers of competing software and services, our revenues will decline.

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

LIQUIDITY

In order to help ensure that we would have sufficient capital to take advantage of our core business opportunities, we have taken significant actions to reduce our operating expenses and in the first half of 2004, raised $8 million by issuing convertible debt. However, most of our operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable, and these expense levels are based in part on our expectations regarding future revenues. As a result, any sustained shortfall in our revenues relative to our expectations would negatively impact our operating results. Accordingly, if the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all. Any of these outcomes could adversely impact our ability to respond to competitive pressures or could prevent us from conducting all or a portion of our planned operations. We may need to undertake additional measures to reduce our operating expenses in the future.

INVESTMENTS IN OTHER COMPANIES AND NEW TECHNOLOGIES

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

INTELLECTUAL PROPERTY

Although we are not currently aware of any claims asserted by third parties that our products infringe their intellectual property rights, in the future, third parties may assert claims of this kind. We cannot predict whether third parties will assert these types of claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these types of claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management’s attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may not be available on acceptable terms, or at all, which could prevent us from selling our products, increase our expenses or make our products less attractive to customers.

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

IMPACT OF INTEREST RATE EXPOSURE

As of March 31, 2005, we had approximately $11.3 million in cash, cash equivalents, short-term investments and restricted cash, of which $8.2 million consisted of short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. Our convertible notes payable to related parties bear interest at a fixed rate.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar, as we recognize the majority of our revenues in U.S. dollars.  In the foreseeable future, the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results.  We do not currently hedge against these currency fluctuations. In the three months ended March 31, 2005, we incurred realized and unrealized foreign currency losses relating to the translation of our non-U.S. dollar denominated monetary assets and liabilities of approximately $10,000.

Item 4.	Controls and Procedures.

          Prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company’s disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          There have not been any changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

          In June 2004, an agreement of settlement was submitted to the Court for preliminary approval.  The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  If the modifications agreed upon by the parties are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.   There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

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

          In January 2005, the Company issued 33,549 common shares with a market value of $268,000 to Austin Ventures in settlement of interest due of $103,000 on the Company’s secured convertible notes.  See note 3 to the Company’s unaudited financial statements for additional information.

          The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Company’s largest shareholder.

Item 3.	Defaults Upon Senior Securities.

          None.

Item 4.	Submission of Matters to a Vote of Security Holders.

          None.

Item 5.	Other Information.

          None.

Item 6.	Exhibits.

          The following exhibits are filed with this Report:

No.	Description

10.1	Form of U.S. Option Agreement under the 724 Solutions Inc. 2005 Stock Incentive Plan
10.2	Form of International Option Agreement under the 724 Solutions Inc. 2005 Stock Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ JOHN J. SIMS	Chief Executive Officer (principal executive officer)	May 10, 2005

John J. Sims

/s/ GLENN BARRETT	Chief Financial Officer (principal financial and accounting officer)	May 10, 2005

Glenn Barrett