Form 10-Q
period 2005-06-30
724 SOLUTIONS INC
filed 2005-08-12
CIK 1097641

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  000-31146

724 SOLUTIONS INC.
(Exact Name of Registrant as Specified in its Charter)

Canada	Inapplicable

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1221 State Street, Suite 200 Santa Barbara, CA	93101

(Address of Principal Executive Office)	(Zip Code)

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

Common Shares, no par value – 6,033,778 shares outstanding as of August 9, 2005
(together with associated rights to purchase additional Common Shares)

724 SOLUTIONS INC.

PART I.          FINANCIAL INFORMATION

Item 1.     Financial Statements.

724 SOLUTIONS INC.

Consolidated Balance Sheets
(In thousands of U.S. dollars)

June 30, 2005 and December 31, 2004

	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 2)	$3,248	$5,417
Short-term investments (note 2)	7,999	8,005
Restricted cash (note 2)	208	210
Accounts receivable - trade, net of allowance of $26 (December 31, 2004 - $18)	3,779	2,831
Prepaid expenses and other receivables	508	583

Total current assets	15,742	17,046
Deferred charges	226	286
Fixed assets, net of accumulated amortization of $13,715 (December 31, 2004 - $13,732)	1,045	1,135

	$17,013	$18,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$719	$613
Accrued liabilities	1,921	2,101
Interest payable to related parties	—	103
Deferred revenue	233	173

Total current liabilities	2,873	2,990
Long-term liabilities	18	92
Convertible notes payable to related parties (note 3)	7,958	7,947
Long-term interest payable to related parties (note 3)	553	343

Total liabilities	11,402	11,372
Shareholders’ equity:
Share capital (note 5):
Authorized:
Unlimited common shares
Unlimited preferred shares
Issued and outstanding:
6,033,778 common shares (December 31, 2004 – 5,989,300)	764,842	764,530
Additional paid-in capital	632	279
Accumulated deficit	(759,881)	(757,921)
Accumulated other comprehensive income	18	207

Total shareholders’ equity	5,611	7,095
Contingent liabilities (note 9)

	$17,013	$18,467

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Revenue:
Product	$1,704	$1,930	$4,689	$3,691
Services	2,912	1,119	5,732	2,359

	4,616	3,049	10,421	6,050
Operating expenses:
Cost of product revenue	10	—	15	—
Cost of services revenue	1,907	1,537	3,933	3,065
Research and development	1,693	1,433	3,380	3,522
Sales and marketing	1,023	1,197	2,191	2,576
General and administrative	853	755	1,657	1,588
Depreciation	165	120	322	305
Stock-based compensation:
Cost of revenue	15	3	22	5
Research and development	35	9	54	13
Sales and marketing	43	7	59	11
General and administrative	186	14	217	21
Restructuring costs (note 6)	—	(900)	—	1,200

	5,930	4,175	11,850	12,306

Loss from operations	(1,314)	(1,126)	(1,429)	(6,256)
Interest expense, net	(180)	(19)	(366)	(3)
Loss on settlement of liability to related party	—	—	(165)	—

Loss for the period	$(1,494)	$(1,145)	$(1,960)	$(6,259)

Basic and diluted loss per share	$(0.25)	$(0.19)	$(0.33)	$(1.05)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	6,033	5,983	6,030	5,983

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share amounts)

Six months ended June 30, 2005 and 2004 (unaudited)

	Common shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount

Balances December 31, 2003	5,983,349	$764,508	$62	$(749,887)	$33	$14,716
Loss for the period	—	—	—	(6,259)	—	(6,259)
Cumulative translation adjustment	—	—	—	—	68	68

Total comprehensive loss						(6,191)

Stock-based compensation expense	—	—	50	—	—	50

Balances, June 30, 2004	5,983,349	$764,508	$112	$(756,146)	$101	$8,575

Balances December 31, 2004	5,989,300	$764,530	$279	$(757,921)	$207	$7,095
Loss for the period	—	—	—	(1,960)	—	(1,960)
Cumulative translation adjustment	—	—	—	—	(189)	(189)

Total comprehensive loss						(2,149)

Issuance on exercise of options	10,939	44	—	—	—	44
Issuance of common shares	33,549	268	—	—	—	268
Stock-based compensation expense	—	—	353	—	—	353

Balances, June 30, 2005	6,033,788	$764,842	$632	$(759,881)	$18	$5,611

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Cash flows from (used in) operating activities:
Loss for the period	$(1,494)	$(1,145)	$(1,960)	$(6,259)
Items not affecting cash:
Depreciation and amortization	165	120	322	305
Amortization of deferred charges	29	7	60	7
Stock-based compensation	279	33	352	50
Loss on settlement of liability	—	—	165	—
Other non-cash expenses	(31)	7	74	40
Change in operating assets and liabilities:
Accounts receivable	1,593	119	(948)	(208)
Prepaid expenses and other receivables	174	134	75	(86)
Accounts payable	(176)	264	106	130
Interest payable	(104)	—	(103)	—
Long-term liabilities	(12)	188	(74)	188
Long-term interest payable to related parties	106	—	210	—
Accrued liabilities	(116)	(2,270)	(180)	(711)
Deferred revenue	108	18	60	(66)

Net cash flows from (used in) operating activities	521	(2,525)	(1,841)	(6,610)
Cash flows from (used in) financing activities:
Issuance of notes payable	—	8,000	—	8,000
Deferred charges	—	(352)	—	(352)
Issuance of common shares on exercise of options	3	—	44	—

Net cash flows from financing activities	3	7,648	44	7,648
Cash flows from (used in) investing activities:
Purchase of fixed assets	(231)	(546)	(275)	(548)
Maturity of short-term investments	3,969	—	6,447	1,748
Purchases of short-term investments	(3,960)	(1,500)	(6,438)	(1,500)

Net cash flows used in investing activities	(222)	(2,046)	(266)	(300)
Effect of exchange rate changes on cash	(93)	(3)	(106)	—

Net increase (decrease) in cash and cash equivalents	209	3,074	(2,169)	738
Cash and cash equivalents, beginning of period	3,039	11,100	5,417	13,436

Cash and cash equivalents, end of period	$3,248	$14,174	$3,248	$14,174

See accompanying notes to consolidated financial statements.

1.	Basis of presentation:

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

The preparation of the financial statements requires use of management estimates. The information furnished for the three and six months ended June 30, 2005 and June 30, 2004 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

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

The Company has entered into letters of credit in the amount of $208,000 (December 31, 2004 – $210,000) to guarantee future payments. Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

3.	Convertible notes payable to related parties:

On May 14, 2004, the Company entered into a series of agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) between 724 Solutions Inc. and its wholly owned subsidiary, 724 Solutions Software Inc., and a group of partnerships affiliated with Austin Ventures in connection with the private placement of $8,000,000 of Secured Convertible Promissory Notes (the “Notes”) for cash.  The non-brokered private placement of secured convertible promissory notes was completed in two tranches.  The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004.  The second tranche of the financing involved the issuance of $4,956,000 of convertible notes and was completed on June 29, 2004, after the Company obtained shareholder approval of the transactions.

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

In accordance with FASB EITF No. 00-27, Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined that a beneficial conversion feature existed for the second tranche of its convertible notes.  On the date the required shareholder approval was obtained, the Company’s common shares closed at a premium of $0.04 per share to the conversion price of $3.07, resulting in a beneficial conversion feature on that date of approximately $65,000.  Under issue 6 of EITF 00-27, this conversion feature is to be amortized over the period to the stated redemption date of May 14, 2007.  The amortization in the three months ended June 30, 2005 was $6,000.

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

Joseph C. Aragona is currently a member of the Company’s Board of Directors.  He is also a general partner of Austin Ventures.  As a general partner of Austin Ventures, Mr. Aragona may have a limited pecuniary interest in the Private Placement Transactions.  Mr. Aragona did not participate in the deliberations or voting of the Company’s Board with respect to the approval of the Private Placement Transactions.

The Company and its material subsidiaries granted the Lenders a blanket security interest in all of their assets to secure the timely payment and performance in full of all of the obligations under the Notes.  The security interest ranks senior to all indebtedness of the Company, other than fully-funded indebtedness of up to $1,500,000.

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

Total interest expense recorded in the three months ended June 30, 2005 was $211,000 (2004 – $39,000). At June 30, 2005, $553,000 remains outstanding (2004 – $39,000).

On January 3, 2005, the Company issued 33,549 shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000 in the three month period ended March 31, 2005 related to the extinguishment of the liability. Interest payments made in the three month period ended June 30, 2005 were made in cash.

4.	Segment information:

The Company operates in a single reportable operating segment, that is, the design and delivery of software products for use by mobile network operators and other customers.  The single reportable operating segment derives its revenue from the sale of software and related services.  Information about the Company’s geographical net revenue and assets is set forth below.

Geographic distribution of net revenue:

	Three months ended June 30,		Six months ended June 30,

(In thousands of U.S. dollars)	2005	2004	2005	2004

United States	$2,792	$2,748	$5,077	$5,428
Europe	1,129	214	4,464	448
Asia Pacific	695	87	880	174
Canada	—	—	—	—

	$4,616	$3,049	$10,421	$6,050

In the three months ended June 30, 2005, two customers accounted for 37% and 11% of revenue. In same period ended June 30, 2004, two customers accounted for 58% and 20% of revenue. In the six months ended June 30, 2005, three customers accounted for 32%, 21% and 18% of revenue. In the same period ended June 30, 2004, one customer accounted for 66% of revenue.

At June 30, 2005, two customers accounted for 28% and 24% of accounts receivable and at June 30, 2004, one customer accounted for 57% of accounts receivable.

Geographic distribution of fixed assets:

(In thousands of U.S. dollars)	June 30, 2005	December 31, 2004

Canada	$776	$784
United States	96	135
Europe	159	214
Asia Pacific	14	2

	$1,045	$1,135

5.	Share capital:

	(a)	Stock options:

At June 30, 2005, and December 31, 2004, there were options outstanding to acquire 1,374,793 and 929,915 of the Company’s common shares, respectively.

The following table summarizes the Company’s options as of June 30, 2005:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exerciseable	Weighted average exercise price

$—	$5.00	709,237	$3.52	9.0	143,526	$3.48
5.01	10.00	617,757	5.91	9.3	103,208	5.81
10.01	20.00	16,554	12.57	8.2	7,766	14.90
20.01	50.00	6,688	27.10	4.9	6,650	27.12
50.01	100.00	5,369	83.31	6.0	4,502	85.12
100.01	550.00	19,188	215.93	6.0	15,313	218.99

		1,374,793	$8.09	9.1	280,965	$18.26

(b)	Loss per share:

The Company has excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.

(c)	Stock-based compensation:

Effective January 1, 2003, the Company adopted, on a prospective basis, the fair value measurement for stock-based compensation.  Under the fair value based method, compensation cost for option grants is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of options issued in the three months ended June 30, 2005 was $2,845,000, while the fair value of options issued in the three months ended June 30, 2004 was $377,000. These amounts are being amortized as expenses over the vesting period of 4 years.

The fair value of each option granted in the three months ended June 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0% (2004 – 0%), expected volatility of 65% (2004 - 60%), risk-free rate of interest of 3.39% (2004 – 3.41%) and an expected life of the option of five years.

We have assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period in which they occur. The weighted average grant date fair value of options issued in the three months ended June 30, 2005 was $6.57 (2004 - $1.74).

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

	Three months ended		Six months ended

(In thousands of U.S. dollars, except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Loss for the period	$(1,494)	$(1,145)	$(1,960)	$(6,259)
Compensation expense related to the fair value of stock options In excess of amounts recognized	(56)	(268)	(122)	(271)

Pro forma loss for the period	$(1,550)	$(1,413)	$(2,082)	$(6,530)
Pro forma loss per share:
Basic and diluted	$(0.26)	$(0.24)	$(0.35)	$(1.09)

The fair value of each option granted prior to January 1, 2003, was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in the notes to the Company’s annual consolidated financial statements.

6.	Restructuring charges:

For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges for restructuring activities. Portions of these restructuring charges were scheduled to be paid out in subsequent periods. At June 30, 2005, included in accrued liabilities is the remaining restructuring provision of $93,000, which relates to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that the Company has vacated. Although the space is sublet, the Company is obligated to refurbish the space at the end of the lease. The Company expects to pay out the remaining balance by the end of the first quarter of 2006.

Changes to the Company’s restructuring accruals in the six months ended June 30, 2005 and 2004, are set out below.

(a)	Restructuring provision at June 30, 2005:

2002 Restructuring, provision at June 30, 2005:

(In thousands of U.S. dollars)	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges in 2002	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)

Provision, December 31, 2002	967	1,528	2,487	4,982
Activity during 2003:
Restructuring charge reversal	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	—	140	591	731
Activity during 2004:
Restructuring charge reversal	—	—	(181)	(181)
Cash payments	—	(47)	(410)	(457)

Provision, December 31, 2004	—	93	—	93
Activity during the six months ended June 30, 2005:
Cash payments	—	—	—	—

Provision, June 30, 2005	$—	$93	$—	$93

During 2002, the Company reduced its worldwide workforce by approximately 198 people, closed redundant facilities, wrote down inventory assets that were no longer part of its future strategy and wrote down unused fixed assets.  The Company realigned its workforce following this reduction to allow it to focus on delivering software applications and infrastructure software to MNO's while servicing its global installed base of financial services clients.  In addition, as part of the restructuring, the Company formalized a three-year arrangement with Computer Sciences Corporation ("CSC"), an unrelated party, whereby CSC will provide application hosting services to support the Company’s current hosting agreements until such time as the agreements expire or are assigned to CSC.  The Company does not intend to enter into any further hosting agreements and will promote CSC as its preferred supplier of such services.

The restructuring activities undertaken in 2002 were completed within the year, shortly after the reductions in the workforce occurred in the first and fourth quarters of the year. All amounts provided for were settled in the year except for: (i) severance in the amount of $967,000, which was settled in the first half of 2003; (ii) lease exit costs related to abandoned premises in the amount of $1,528,000, $1,388,000 of which was settled in 2003 and $47,000 of which was settled in 2004, leaving $93,000 at June 30, 2005 that the Company expects will be settled by the end of the first quarter of 2006; and (iii) hosting exit costs in the amount of $2,487,000, $996,000 of which was paid out in 2003, $900,000 of which was reversed in 2003 upon the re-negotiation of certain agreements, $410,000 of which was paid out in 2004 and $181,000 of which was reversed in 2004 because certain costs were lower than the Company had estimated.  The Company has now fully exited all hosting arrangements related to legacy customers.

(b)	Restructuring provisions at June 30, 2004:

(i) 2004 Restructuring, provision at June 30, 2004:

(In thousands of U.S. dollars)	Severance	Lease exit costs	Total

Activity during the three months ended March 31, 2004:
Restructuring charges	$1,600	$500	$2,100
Cash payments	(15)	(77)	(92)

Provision, March 31, 2004	1,585	423	2,008
Activity during the three months ended June 30, 2004:
Reversal of provision	(900)	—	(900)
Cash payments	(606)	(364)	(970)

Provision, June 30, 2004	$79	$59	$138

In the three months ended March 31, 2004, the Company completed a plan to reduce its overall operating costs and to realign its operating expenses and investments by reducing its worldwide workforce by approximately 40 people and consolidating facilities.  As a result of these decisions, the Company recorded $2,100,000 in restructuring charges related to severance and lease exit costs.

Due to the asset purchase completed in the three months ended June 30, 2004, the Company determined that it would not carry out some employee terminations planned as of the end of the prior quarter. Therefore, in the three months ended June 30, 2004, the Company reversed $900,000 in severance costs included in restructuring charges. This amount had been part of the restructuring charge of $2,100,0000 in the first quarter of 2004. Employee terminations not related to the asset purchase proceeded as planned.

(ii) 2003 Restructuring, provision at June 30, 2004:

	Severance	Lease exit costs	Total

Restructuring charges in 2003	$775	$175	$950
Cash payments	(483)	(175)	(658)

Provision, December 31, 2003	292	—	292
Activity during the three months ended March 31, 2004:
Cash payments	—	—	—

Provision, March 31, 2004	292	—	292
Activity during the three months ended June 30, 2004:
Cash payments	(292)	—	(292)

Provision, June 30, 2004	$—	$—	$—

During 2003, the Company reduced its worldwide workforce by approximately 40 people and closed redundant facilities in an effort to reduce its overall operating costs and to realign operating expenses and investments with a view to achieving operational profitability. The restructuring activities were completed within the year shortly after the reduction in the workforce occurred in the second and fourth quarters of the year.  All amounts provided for were settled in the year except for severance amounts that were provided for at December 2003. These severance amounts remained outstanding at March 31, 2004 and were paid out in the second quarter of 2004.

(iii) 2002 Restructuring, provision at June 30, 2004:

	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges in 2002	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)

Provision, December 31, 2002	967	1,528	2,487	4,982
Activity during 2003:
Restructuring charge reversal	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	—	140	591	731
Activity during the three months ended March 31, 2004:
Cash payments	—	(25)	(165)	(190)

Provision, March 31, 2004	—	115	426	541
Activity during the three months ended June 30, 2004:
Cash payments	—	(22)	(229)	(251)

Provision, June 30, 2004	$—	$93	$197	$290

7.	Supplemental disclosure:

	Three months ended June 30,		Six months ended June 30,

(In thousands of U.S. dollars)	2005	2004	2005	2004

Supplemental cash flow (use) information:
Interest received	$50	$19	$106	$50
Interest paid	(210)	—	(210)	—
Supplemental disclosure of non-cash financing and investing activities:
Common shares issued upon settlement of interest due on convertible notes payable to related parties	—	—	268	—

8.	Guarantees:

	(a)	General indemnities:

In the normal course of operations, the Company provides indemnification agreements to counterparties in transactions such as purchase contracts, service agreements, and leasing transactions.  These indemnification agreements sometimes require the Company to compensate the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction.  The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties.  Historically, the Company has not made any significant payments under such indemnification agreements.  No amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

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

At June 30, 2005, the Company had one outstanding letter of credit in the amount of $208,000 to secure Company credit cards. At December 31, 2004, the Company had one outstanding letter of credit in the amount of $210,000 to secure Company credit cards. Letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval.  The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  If the parties are able to agree on the required modifications, and such modifications are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

If the settlement process fails, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.

10.	Reconciliation to Canadian GAAP:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The consolidated financial statements conform in all material respects with Canadian generally accepted accounting principles ("Canadian GAAP"), except for the treatment of the secured convertible notes to related parties.

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out differences between U.S. and Canadian GAAP as applied to the Company's financial statements.  This note sets out the differences between U.S. and Canadian GAAP for the three and six months ended June 30, 2005 and 2004 and as at June 30, 2005 and December 31, 2004.

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

Under Canadian GAAP, the secured convertible notes to related parties are considered compound instruments that are required to be separated into liability and equity components. The Company has calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%, representing the estimated rate that it would be required to pay for similar borrowings with no conversion feature. The liability component amounted to $7,067,000. The residual amount of $933,000 represents the estimated equity component for the conversion option and is recorded under Canadian GAAP as the "equity portion of convertible notes payable to related parties".  The difference between the amounts allocated to the liability and the principal amount of the notes of $8,000,000 is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.

For U.S. GAAP purposes, the costs related to the issuance of the secured convertible notes payable was recorded as a long-term asset and are being amortized over the term of the Notes.  For Canadian GAAP purposes, these costs have been allocated on a pro rata basis between the debt and equity components of the compound instruments.  The amount allocated to the debt component has been recorded as a long-term asset and amortized over the term of the notes and the amount allocated to the equity component has been recorded as a reduction to shareholders' equity.

The following tables present the adjustments required to reconcile the June 30, 2005 consolidated financial statements presented under U.S. GAAP to Canadian GAAP.

Reconciliation to Canadian GAAP - Balance sheet at June 30, 2005:

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$3,248	$—	$3,248
Short-term investments	7,999	—	7,999
Restricted cash	208	—	208
Accounts receivable, net of allowance of $26	3,779	—	3,779
Prepaid expenses and other receivables	508	—	508

Total current assets	15,742	—	15,742
Deferred charges	226	(26)	200
Fixed assets	1,045	—	1,045

Total assets	$17,013	$(26)	$16,987

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$719	$—	$719
Accrued liabilities	1,921	—	1,921
Deferred revenue	233	—	233

Total current liabilities	2,873	—	2,873
Long-term liabilities	18	—	18
Convertible notes payable to related parties	7,958	(566)	7,392
Long-term interest payable	553	—	553

Total liabilities	11,402	(566)	10,836
Shareholders’ equity:
Common shares	764,842	—	764,842
Additional paid-in capital	632	(65)	567
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(759,881)	(287)	(760,168)
Accumulated other comprehensive income	18	—	18

Total shareholders’ equity	5,611	540	6,151

Total liabilities and shareholders’ equity	$17,013	$(26)	$16,987

Reconciliation to Canadian GAAP - Balance sheet at December 31, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$5,417	$—	$5,417
Short-term investments	8,005	—	8,005
Restricted cash	210	—	210
Accounts receivable, net of allowance of $18	2,831	—	2,831
Prepaid expenses and other receivables	583	—	583

Total current assets	17,046	—	17,046
Deferred charges	286	(33)	253
Fixed assets	1,135	—	1,135

Total assets	$18,467	$(33)	$18,434

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$613	$—	$613
Accrued liabilities	2,101	—	2,101
Interest payable	103	—	103
Deferred revenue	173	—	173

Total current liabilities	2,990	—	2,990
Long-term liabilities	92	—	92
Convertible notes payable to related parties	7,947	(711)	7,236
Long-term interest payable	343	—	343

Total liabilities	11,372	(711)	10,661
Shareholders’ equity:
Common shares	764,530	—	764,530
Additional paid-in capital	279	(65)	214
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(757,921)	(149)	(758,070)
Accumulated other comprehensive income	207	—	207

Total shareholders’ equity	7,095	678	7,773

Total liabilities and shareholders’ equity	$18,467	$(33)	$18,434

Reconciliation to Canadian GAAP - Statement of operations for the three months ended June 30, 2005:

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$1,704	$—	$1,704
Services	2,912	—	2,912

	4,616	—	4,616
Operating expenses:
Cost of product revenue, other	10	—	10
Cost of service revenue	1,907	—	1,907
Research and development	1,693	—	1,693
Sales and marketing	1,023	—	1,023
General and administrative	853	—	853
Depreciation	165	—	165
Stock-based compensation:
Cost of revenue	15	—	15
Research and development	35	—	35
Sales and marketing	43	—	43
General and administrative	186	—	186

Total operating expenses	5,930	—	5,930

Loss from operations	(1,314)	—	(1,314)
Interest expense, net	(180)	(68)	(248)

Loss for the period	$(1,494)	$(68)	$(1,562)

Basic and diluted loss per share	$(0.25)	$(0.01)	$(0.26)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	6,033	6,033	6,033

Reconciliation to Canadian GAAP – Statement of operations for the three months ended June 30, 2004

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$1,930	$—	$1,930
Services	1,119	—	1,119

	3,049	—	3,049
Operating expenses:
Cost of revenue	1,537	—	1,537
Research and development	1,433	—	1,433
Sales and marketing	1,197	—	1,197
General and administrative	755	—	755
Depreciation	120	—	120
Stock-based compensation:
Cost of revenue	3	—	3
Research and development	9	—	9
Sales and marketing	7	—	7
General and administrative	14	—	14
Restructuring charges	(900)	—	(900)

Total operating expenses	4,175	—	4,175
Loss from operations	(1,126)	—	(1,126)
Interest expense, net	(19)	(14)	(33)

Loss for the period	$(1,145)	$(14)	$(1,159)

Basic and diluted loss per share	$(0.19)	$—	$(0.19)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,983	—	5,983

Reconciliation to Canadian GAAP - Statement of operations for the six months ended June 30, 2005:

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$4,689	$—	$4,689
Services	5,732	—	5,732

	10,421	—	10,421
Operating expenses:
Cost of product revenue, other	15	—	15
Cost of service revenue	3,933	—	3,933
Research and development	3,380	—	3,380
Sales and marketing	2,191	—	2,191
General and administrative	1,657	—	1,657
Depreciation	322	—	322
Stock-based compensation:
Cost of revenue	22	—	22
Research and development	54	—	54
Sales and marketing	59	—	59
General and administrative	217	—	217

Total operating expenses	11,850	—	11,850

Loss from operations	(1,429)	—	(1,429)
Interest expense, net	(366)	(138)	(504)
Loss on settlement of liability	(165)	—	(165)

Loss for the period	$(1,960)	$(138)	$(2,098)

Basic and diluted loss per share	$(0.33)	$(0.02)	$(0.35)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	6,030	6,030	6,030

Reconciliation to Canadian GAAP - Statement of operations for the six months ended June 30, 2004:

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$3,691	$—	$3,691
Services	2,359	—	2,359

	6,050	—	6,050
Operating expenses:
Cost of service revenue	3,065	—	3,065
Research and development	3,522	—	3,522
Sales and marketing	2,576	—	2,576
General and administrative	1,588	—	1,588
Depreciation	305	—	305
Stock-based compensation:
Cost of revenue	5	—	5
Research and development	13	—	13
Sales and marketing	11	—	11
General and administrative	21	—	21
Restructuring charges	1,200	—	1,200

Total operating expenses	12,306	—	12,306

Loss from operations	(6,256)	—	(6,256)
Interest expense, net	(3)	(14)	(17)

Loss for the period	$(6,259)	$(14)	$(6,273)

Basic and diluted loss per share	$(1.05)	$—	$(1.05)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,983	5,983	5,983

Reconciliation to Canadian GAAP – Cash flows from operating activities for the three months ended June 30, 2005:

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the period	$(1,494)	$(68)	$(1,562)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	72	72
Depreciation and amortization	165	—	165
Amortization of deferred charges	29	(4)	25
Stock-based compensation	279	—	279
Other non-cash expenses	(31)	—	(31)
Changes in operating assets and liabilities:
Accounts receivable	1,593	—	1,593
Prepaid expenses and other receivables	174	—	174
Accounts payable	(176)	—	(176)
Interest payable to related parties	(104)	—	(104)
Long-term liabilities	(12)	—	(12)
Long-term interest payable to related parties	106	—	106
Accrued liabilities	(116)	—	(116)
Deferred revenue	108	—	108

Net cash flows from operating activities	521	—	521
Cash flows from financing activities:
Issuance of common shares on exercise of options	3	—	3

Net cash flows from financing activities	3	—	3
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(231)	—	(231)
Maturity of short-term investments	3,969	—	3,969
Purchases of short-term investments	(3,960)	—	(3,960)

Net cash flows used in investing activities	(222)	—	(222)
Effect of exchange rate changes on cash	(93)	—	(93)

Net increase in cash and cash equivalents	209	—	209
Cash and cash equivalents, beginning of period	3,039	—	3,039

Cash and cash equivalents, end of period	$3,248	$—	$3,248

Reconciliation to Canadian GAAP – Cash flows from operating activities for the three months ended June 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the period	$(1,145)	$(14)	$(1,159)
Items not affecting cash:
Accretion on convertible notes to related parties	—	14	14
Depreciation and amortization	120	—	120
Amortization of deferred charges	7	—	7
Stock-based compensation	33	—	33
Other non-cash expenses	7	—	7
Changes in operating assets and liabilities:
Accounts receivable	119	—	119
Prepaid expenses and other receivables	134	—	134
Accounts payable	264	—	264
Long-term accounts payable	188	—	188
Accrued liabilities	(2,270)	—	(2,270)
Deferred revenue	18	—	18

Net cash flows used in operating activities	(2,525)	—	(2,525)
Cash flows from financing activities:
Issuance of notes payable to related parties	8,000	—	8,000
Notes payable to related parties issuance cost	(352)	—	(352)

Net cash flows from financing activities	7,648	—	7,648
Cash flows from investing activities:
Purchase of fixed assets	(546)	—	(546)
Maturity of short-term investments	—	—	—
Purchases short-term investments	(1,500)	—	(1,500)

Net cash flows from investing activities	(2,046)	—	(2,046)
Effect of exchange rate changes on cash	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	3,074	—	3,074
Cash and cash equivalents, beginning of period	11,100	—	11,100

Cash and cash equivalents, end of period	$14,174	$—	$14,174

Reconciliation to Canadian GAAP – Cash flows from operating activities for the six months ended June 30, 2005:

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the period	$(1,960)	$(138)	$(2,098)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	145	145
Depreciation and amortization	322	—	322
Amortization of deferred charges	60	(7)	53
Stock-based compensation	352	—	352
Loss on settlement of liability	165	—	165
Other non-cash expenses	74	—	74
Changes in operating assets and liabilities:
Accounts receivable	(948)	—	(948)
Prepaid expenses and other receivables	75	—	75
Accounts payable	106	—	106
Interest payable to related parties	(103)	—	(103)
Long-term liabilities	(74)	—	(74)
Long-term interest payable to related parties	210	—	210
Accrued liabilities	(180)	—	(180)
Deferred revenue	60	—	60

Net cash flows used in operating activities	(1,841)	—	(1,841)
Cash flows from financing activities:
Issuance of common shares on exercise of options	44	—	44

Net cash flows from financing activities	44	—	44
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(275)	—	(275)
Maturity of short-term investments	6,447	—	6,447
Purchases of short-term investments	(6,438)	—	(6,438)

Net cash flows from investing activities	(266)	—	(266)
Effect of exchange rate changes on cash	(106)	—	(106)

Net decrease in cash and cash equivalents	(2,169)	—	(2,169)
Cash and cash equivalents, beginning of period	5,417	—	5,417

Cash and cash equivalents, end of period	$3,248	$—	$3,248

Reconciliation to Canadian GAAP – Cash flows from operating activities for the six months ended June 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the period	$(6,259)	$(14)	$(6,273)
Items not affecting cash:
Accretion on convertible notes payable	—	14	14
Depreciation and amortization	305	—	305
Amortization of deferred charges	7	—	7
Stock-based compensation	50	—	50
Other non-cash expenses	40	—	40
Changes in operating assets and liabilities:
Accounts receivable	(208)	—	(208)
Prepaid expenses and other receivables	(86)	—	(86)
Accounts payable	130	—	130
Long-term accounts payable	188	—	188
Accrued liabilities	(711)	—	(711)
Deferred revenue	(66)	—	(66)

Net cash flows used in operating activities	(6,610)	—	(6,610)
Cash flows from financing activities:
Issuance of notes payable to related parties	8,000	—	8,000
Notes payable to related parties issuance cost	(352)	—	(352)

Net cash flows from financing activities	7,648	—	7,648
Cash flows from investing activities:
Purchase of fixed assets	(548)	—	(548)
Maturity of short-term investments	1,748	—	1,748
Purchases of short-term investments	(1,500)	—	(1,500)

Net cash flows used in investing activities	(300)	—	(300)
Effect of exchange rate changes on cash	—	—	—

Increase (decrease) in cash and cash equivalents	738	—	738
Cash and cash equivalents, beginning of period	13,436	—	13,436

Cash and cash equivalents, end of period	$14,174	$—	$14,174

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          We typically license our software on a per user or per transaction basis.  Accordingly, our revenue is dependent on whether, and the extent to which, our customers continue to use our software. However, in the case of our amended agreement with Hewlett-Packard in connection with Hewlett-Packard’s re-licensing of our software to Sprint PCS, we license our software on a monthly fixed fee basis. If, at any time and for any reason, Sprint PCS decides to no longer use our software for additional customers, Hewlett-Packard will cease paying the monthly fixed fees and we will not receive any further license fees under the agreement.

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

MAINTENANCE FEES

          We receive revenue for maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer’s cumulative license fees, and may include a minimum quarterly amount. In the case of our agreement with Hewlett-Packard (as a reseller to Sprint PCS), we receive fixed monthly maintenance fees. If associated with the fixed fee license model, the maintenance revenues received will be recorded as deferred revenue and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any maintenance payments will be recognized on a monthly basis as earned.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our general credit terms are 30 to 60 days from the invoice date.  We perform an ongoing credit evaluation of each customer’s financial condition and if the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payment, an additional allowance would be required. At June 30, 2005, our allowance for doubtful accounts totaled $26,000.  Our maximum exposure to loss on receivables at any point in time is the total accounts receivable, which was $3.8 million at June 30, 2005.  Due to the significant number of estimates utilized in determining an expected rate of uncollectible receivables, actual results of collections could be materially different from these estimates.

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

VALUATION OF INTANGIBLE ASSETS

          We have acquired several businesses. As part of the completion of any business combination, we are required to value any intangible assets acquired at the date of acquisition. We utilize the most current internally-generated and publicly available information to develop an estimate of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable at the date prepared.  This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the intangible assets acquired. There can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired intangible assets. To assist us with the valuation process, we have adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, it is entirely possible that either we or the independent valuation experts will make judgments or estimates that differ from actual circumstances.  In these cases, we may be required to record a provision or write-off certain of our intangible assets. Similarly, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to annually test the value of our goodwill. Changes in estimates could result in different conclusions for the underlying value of goodwill. We perform our annual impairment testing on goodwill at December 31 of each fiscal year, provided that circumstances do not arise during the year that would necessitate an earlier evaluation. At times over the past three years, our book value has exceeded our fair value and we have recorded impairment charges to reflect these assessments.  As at June 30, 2005, the carrying value of our goodwill and intangible assets is nil.

VALUATION OF FIXED ASSETS

          We monitor the appropriateness of the carrying values of our fixed assets, primarily office furniture and computer software and equipment, on an ongoing basis, in accordance with accounting requirements. As required, if an indicator of potential impairment is evident, we will review the projected undiscounted future cash flows associated with the relevant fixed asset, to determine if the undiscounted cash flows exceed the carrying amount of the fixed asset. If it is determined that the net carrying amount of the fixed asset is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the asset. We utilize the most current internally-generated and publicly available information to develop our estimates of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable. Additionally, determination of fair values of fixed assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of fixed assets could materially affect our estimates.  We have recorded charges to write-down fixed assets, primarily arising due to the restructuring activities we have undertaken.  As at June 30, 2005, the net book value of our fixed assets was $1.0 million.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

          Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

          Product revenue was $1.7 million and $4.7 million in the three and six months ended June 30, 2005, compared to $1.9 million and $3.7 million in the three and six months ended June 30, 2004.

          Product revenue from our X-treme Mobility Suite (“XMS”) of products decreased to $1.7 million in the three months ended June 30, 2005 from $1.8 million in the same period in 2004. The principal revenue producing deployments for our XMS products in the three months ended June 30, 2005 were with Hewlett-Packard (as a reseller to Sprint PCS), ZTE in China and a North American customer. Sales to ZTE and the North American customer resulted in approximately $570,000 in product revenue in the three months ended June 30, 2005, compared to nil from these two customers in the same period of 2004. Product revenue from Hewlett-Packard (as a reseller to Sprint PCS) decreased by $296,000 and product revenue from Nokia decreased by $615,000 in the three months ended June 30, 2005, compared to the same period in 2004. While we are experiencing a continued competitive threat related to Sprint PCS (see discussion below), we currently anticipate that product revenue from Hewlett-Packard (as a reseller to Sprint PCS) will remain at the same level in the third quarter of 2005. In the three months ended June 30, 2005, the X-treme Mobility Gateway (“XMG”) product accounted for approximately 89% of our revenue from the X-treme Mobility Suite of Products.  In the three months ended June 30, 2004, our XMG product contributed approximately 64% of XMS revenue while our Multimedia Application Gateway (“AGW”) product, the product we purchased from Nokia in the second quarter of 2004, contributed approximately 34% of XMS revenue.

          In the six months ended June 30, 2005, product revenue from our X-treme Mobility Suite (“XMS”) of products increased to $4.6 million from $3.5 million in the same period in 2004.  The principal revenue producing deployments for our XMS products in the six months ended June 30, 2005 were with Hewlett-Packard (as a reseller to Sprint PCS), Nokia and Vodafone.  Combined product revenue from Nokia and Vodafone increased by $1.3 million in the six months ended June 30, 2005, compared to the same period of 2004. Product revenue from Hewlett-Packard (as a reseller to Sprint PCS) declined by $1.0 million in the six months ended June 30, 2005, compared to the same period in 2004. As discussed in the preceding paragraph, new installations in the second quarter of 2005 contributed $570,000 of product revenue. In the six months ended June 30, 2005, our X-treme Mobility Gateway (“XMG”) product accounted for approximately 70% of revenue from the X-treme Mobility Suite of products and our AGW product accounted for approximately 23% of XMS revenue.  In the six months ended June 30, 2004, our XMG and AGW products contributed approximately 79% and 18% of XMS revenue, respectively.

          In January 2002, 724 Solutions entered into a subcontract agreement with Hewlett-Packard Company in connection with a wireless gateway project at Sprint PCS, Hewlett-Packard’s customer. Under this agreement, we licensed our XMG product to Hewlett-Packard for re-licensing the product to Sprint PCS. In accordance with the agreement, Hewlett-Packard currently pays us fixed monthly license and maintenance and support fees, which amounted to approximately $545,667 per month in revenue in the three months ended June 30, 2005. If, at any time and for any reason, Sprint PCS decides to no longer use our software for additional customers, we expect that Hewlett-Packard will cease paying the monthly fixed license fees and possibly the maintenance and support fees. In such an event, we will not receive any further license fees and possibly maintenance fees under the agreement, which would result in a substantial reduction of our revenues from Hewlett-Packard.

          At this time, Hewlett-Packard has not given us notice that it intends to stop payments in connection with the license or maintenance fees under the agreement on any particular date and our agreement continues to be in full force and effect. We are aware, however, that Sprint PCS has an ongoing project with another vendor that could result in the replacement of our solution. We are working closely with Hewlett-Packard, taking all reasonable measures to prevent such replacement from occurring. We currently do not believe that a replacement of our solution would occur, if at all, before the end of October 2005.

          Product revenue from our non-XMS products, including those sold primarily to the financial services industry, was $50,000 and $121,000 in the three and six months ended June 30, 2005, compared to $125,000 and $174,000 in the same periods in 2004. We will continue to perform under the contracts we currently have with these customers and anticipate that revenue from these customers will be approximately $50,000 per quarter for the remainder of 2005. Our ability to achieve this revenue, however, is dependent on our customers for these products renewing their contracts.

          We provide our customers with fixed or variable pricing alternatives. In the three months and six months ended June 30, 2005, Hewlett-Packard (as a reseller to Sprint PCS) was the only significant customer purchasing licenses on a fixed price basis, while in the same period in 2004, essentially all of our key revenue producing contracts for the XMS suite were on a variable pricing model.  We anticipate that the XMG and AGW products will generate most of our XMS product revenue in the third and fourth quarters of 2005.

SERVICE REVENUE

Service revenue increased to $2.9 million and $5.7 million in the three and six months ended June 30, 2005, compared to $1.1 million and $2.4 million in the three and six months ended June 30, 2004.

In the three months ended June 30, 2005, service revenue from XMS increased to $2.7 million from $852,000 in the same period in 2004. Implementation and customer service fee revenue related to XMS was approximately $1.3 million in the three months ended June 30, 2005, compared to $204,000 in the same period of 2004. Service revenue in the second quarter of 2005 includes approximately $156,000 in hardware. Maintenance revenue related to XMS increased to $1.2 million in the three months ended June 30, 2005 from $613,000 in the same period of 2004. Approximately 48% of this increase was related to our AGW product and approximately 45% of this increase was related to our XMG product, mostly due to increased maintenance revenue from Hewlett-Packard (as a reseller to Sprint PCS). While we are experiencing a continued competitive threat related to Sprint PCS (see discussion above), we currently anticipate that maintenance revenue from Hewlett-Packard (as a reseller to Sprint PCS) will remain at the same level in the third quarter of 2005.

In the six months ended June 30, 2005, service revenue from XMS increased to $4.9 million from $1.8 million in the same period in 2004. Implementation and customer service fee revenue related to XMS was approximately $2.3 million in the three months ended June 30, 2005, compared to $513,000 in the same period of 2004. Approximately 34% of this increase resulted from the delivery of hardware to Vodafone, approximately 37% of this increase related to integration services at Vodafone and the remainder related to implementations in Asia Pacific, Europe and North America. Maintenance revenue related to XMS increased to $2.4 million in the three months ended June 30, 2005 from $1.2 million in the prior year period. Of the $1.2 million increase, approximately 50% was related to our AGW product and approximately 47% was related to our XMG product, mostly due to increased maintenance revenue from Hewlett-Packard (as a reseller to Sprint PCS).

Managed alerts services revenue increased to $146,000 and $251,000 in the three and six months ended June 30, 2005, compared to $35,000 and $77,000 in the same periods of 2004, primarily due to one customer adopting this platform as part of its customer retention and loyalty program.

Service revenue from our non-XMS products, including those sold primarily to the financial services industry, was $252,000 and $491,000 in the three and six months ended June 30, 2005, compared to $267,000 and $578,000 in the corresponding periods in 2004, as some contracts were not renewed by our financial services customers.

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

•

Amortization of intangible assets: Intangible assets include intellectual property we have acquired and either license as a stand-alone product or embed in one or more of our software products. Acquired software is amortized on a straight-line basis over a period of two to five years. All acquired software had been fully amortized or written down to nil by the end of September 2003. Therefore, amortization expense was nil in each of the three and six month periods ending June 30, 2005 and 2004.

•

Third Party Inventory: Cost of product revenue also includes the cost of third party inventory purchased from third parties and sold to our customers. In the three and six months ended June 30, 2005 and June 30, 2004, we did not purchase or sell any third party inventory to our customers.

•

Other: Some of our products include third party embedded software that we license.  In the three and six months ended June 30, 2005, we recorded $5,000 and $10,000 of license fees to third party vendors for the use of software embedded in our products, compared to nil in the three and six months ended June 30, 2004.

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

          Cost of services revenue increased to $1.9 million and $3.9 million for the three and six months ended June 30, 2005, compared to $1.5 and $3.1 million for the same periods in 2004. Hardware costs related to a customer deployment of approximately $150,000 and $470,000 in the three and six months ended June 30, 2005, respectively, are included in these totals. Our integration, product support and managed services related revenue were all significantly higher in the three and six months ended June 30, 2005, compared to the same periods in 2004, leading to increased costs in these areas. Due to improved resource utilization, cost of services revenue increased by a lower percentage than revenue. Cost of services revenue, as a percentage of revenue, was 41% and 38% for the three and six months ended June 30, 2005, compared to 50% and 51% in the same periods in 2004. Our average professional services headcount increased to 27 in the second quarter of 2005, compared to 15 in the same period of 2004, as we added personnel to meet commitments to our customers. At the end of the second quarter of 2005, we had 28 professional services personnel, compared to 15 at the end of the second quarter of 2004. Costs related to these personnel increased by 19% and 22% in the three and six months ended June 30, 2005, compared to the same periods of 2004 while average headcount increased by 81% and 63%, compared to the same periods of 2004. The geographic mix of our professional services personnel changed from the second quarter of 2004 to the second quarter of 2005, resulting in a lower cost per employee.

RESEARCH AND DEVELOPMENT

          Research and development (“R&D”) expenses include compensation of software development personnel working on the continuing enhancement of our products and our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses and allocated operating expenses.

          Research and development expenses were $1.7 and $3.4 million for the three and six months ended June 30, 2005, compared to $1.4 and $3.5 million for the same periods in 2004. As part of our 2004 restructuring initiative, we reduced our R&D headcount in the first quarter of 2004 from 48 in January 2004 to 34 at March 31, 2004. Due to our acquisition of the AGW product in the second quarter of 2004 and to meet customer commitments in other areas, we have added R&D personnel since March 2004. Our average R&D headcount in the three and six months ended June 30, 2005 was 53 and 51, compared to 38 and 41 in the corresponding periods in 2004. Our R&D headcount at June 30, 2005 was 55, compared to 43 at June 30, 2004. Costs related to R&D personnel increased by 6% in the three months ended June 30, 2005 and decreased by 1% in the six months ended June 30, 2005, compared to the corresponding periods of 2004, while average headcount increased by 41% and 23% in the three and six months ended June 30, 2005, compared to the corresponding periods in 2004. Our R&D costs have increased by a lower percentage than our R&D headcount because we have a higher proportion of our development team in more cost-effective locations. The average cost per R&D employee was lower by 25% and 21% in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.

          We continue to evaluate our R&D expenditure needs based on our anticipated product development schedule and the current market environment. R&D expense, as a percentage of revenue, was 36% and 32% for the three and six months ended June 30, 2005, compared to 47% and 58% for the same periods in 2004.

SALES AND MARKETING

          Sales and marketing (“S&M”) expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

          Sales and marketing expenses were $1.0 million and $2.2 million for the three and six months ended June 30, 2005, compared to $1.2 million and $2.6 million for the same periods in 2004. The average number of S&M personnel was 18 in both the three and six months ended June 30, 2005, compared to 19 and 20 in the corresponding periods of 2004.  At June 30, 2005 and 2004, we had 18 and 19 sales and marketing personnel, respectively. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 22% and 21% for the three and six months ended June 30, 2005, compared to 39% and 43% for the same periods in 2004.

GENERAL AND ADMINISTRATIVE

          General and administrative (“G&A”) expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as facilities, travel, professional consulting costs and foreign exchanges gains and losses. Our corporate staff includes several of our executive officers and our business development, financial planning and control, legal, human resources and corporate administration staff.

          G&A expenses were $853,000 and $1.7 million for the three and six months ended June 30, 2005, compared to $755,000 and $1.6 million for the same periods in 2004. Our average G&A headcount in both the three and six months ended June 30, 2005 was 13, compared to 14 and 15, respectively, in the corresponding periods of 2004. At June 30, 2005, the number of G&A personnel was 13, unchanged from June 30, 2004.  G&A personnel costs increased by $14,000 and $24,000 in the three and six months ended June 30, 2005, compared to the same periods of 2004. We also had higher G&A costs in other areas, most notably, charges of $87,000 and $97,000 in the three and six months ended June 30, 2005 related to realized and unrealized foreign exchange gains and losses, compared to a gain of $25,000 and a loss of $14,000 in the same periods of 2004. G&A expense, as a percentage of revenue, was 18% and 16% for the three and six months ended June 30, 2005, compared to 25% and 26% for the same periods in 2004.

DEPRECIATION

          Depreciation expense was $165,000 and $322,000 in the three and six months ended June 30, 2005, compared to $120,000 and $305,000 for the same periods in 2004. Since the second quarter of 2004, we have been making more significant investments in fixed assets in order to allow us to pursue business opportunities. We anticipate that we will make further purchases of fixed assets in the second half of 2005.

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

          We adopted fair value accounting for stock-based awards using the prospective application transitional alternative available in SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure.  Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed over the service period, that is, the award’s vesting period.  When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

          Stock-based compensation increased to $279,000 and $352,000 for the three and six months ended June 30, 2005, compared to $33,000 and $50,000 for the corresponding periods in 2004. All stock compensation expenses in both periods related to the expensing of the fair value of options granted since January 1, 2003.

RESTRUCTURING COSTS

          In the three and six months ended June 30, 2005, we recorded restructuring charges of nil and nil, compared to a reversal of $900,000 and a net charge of $1.2 million in the corresponding periods of 2004. In the three months ended March 31, 2004, we planned to reduce our worldwide work force by approximately 40 people and consolidate facilities and, accordingly, recorded charges of $1.6 million related to severances and $500,000 related to lease exit costs. These efforts were to be implemented in order to reduce our overall operating costs and to realign our operating expenses and investments with a view to achieving operating profitability. Our acquisition of the AGW product in the second quarter of 2004 caused us to cancel 17 of the planned terminations and to reverse $900,000 in severance charges.

          Included in our “Accrued Liabilities” as at June 30, 2005 is approximately $93,000 in remaining obligations arising from our restructuring activity undertaken in 2002. Specifically, it relates to the remaining costs associated with an office in Europe that we have vacated. Although the space is sublet, we are obligated to refurbish the space at the end of the lease. We expect to pay out the remaining balance by the end of the first quarter of 2006.

          We continue to evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from or contribution to the business of that product or function.

INTEREST EXPENSE

          We had net interest expenses of $180,000 and $366,000 in the three and six months ended June 30, 2005, compared to net interest expenses of $19,000 and $3,000 in the same periods of 2004. We issued $8.0 million in convertible notes in the second quarter of 2004 and the interest expense associated with this debt was $247,000 and $489,000 in the three and six months ended June 30, 2005. Interest earned in the three and six months ended June 30, 2005 was $67,000 and $124,000 and was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from the convertible debt financing completed in the second quarter of 2004.

          Net interest expense is expected to be approximately $200,000 per quarter in the third and fourth quarters of 2005; being $250,000 per quarter in interest charges related to the convertible notes payable to related parties offset by interest income of approximately $50,000 per quarter.

LOSS ON SETTLEMENT OF LIABILITY

          On January 3, 2005, we issued 33,549 common shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000. The payment was related to the extinguishment of the liability related to interest due on the convertible notes payable to related parties. We have the option of paying the interest portion due quarterly on the notes payable in cash or shares at a conversion price of $3.07 (see note 3 to the interim financial statements for further details). In the event we settle future interest obligations in shares, we will record additional charges, the amount of which will depend on the price of our shares at the time of settlement. In the three months ended June 30, 2005, we made cash payments in settlement of the interest amounts due related to the first and second quarters of 2005.

NET LOSS

          Our net loss increased to $1.5 million three months ended June 30, 2005, from $1.1 million in the same period in 2004. Our net loss for the six months ended June 30, 2005 decreased to $2.0 million from $6.3 million for the same period of 2004. The net loss in the quarter ended June 30, 2004 included a reversal of $900,000 in restructuring charges.

          Our year to date net loss has decreased significantly from the same period in 2004 because revenue increased by $4.4 million and total operating expenses decreased by $456,000, in each case, compared to the same period in 2004. The year to date 2004 net loss included the net $1.2 million restructuring charge discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          The following table presents selected balance sheet information as of June 30, 2005 and December 31, 2004 (in thousands of U.S. dollars):

	June 30, 2005	December 31, 2004

Cash and cash equivalents	$3,248	$5,417
Short-term investments	7,999	8,005
Restricted cash	208	210

	11,455	13,632
Other current assets less current liabilities	1,414	424

Working capital	$12,869	$14,056

          At June 30, 2005, our cash and short-term investments and restricted cash were $11.5 million, compared to $13.6 million at December 31, 2004, a reduction of $2.1 million.  The reduction in our cash balance was primarily due to uses of cash in operating activities, most notably our loss excluding non-cash items of $1.0 million in the six months ended June 30, 2005 and the increase in accounts receivable of $948,000. We have also purchased $275,000 of fixed assets in the six months ended June 30, 2005.

          Our accounts receivables balance as at June 30, 2005 was $3.8 million, with over 95% of the balance being either current or less than 30 days past due.  We did not incur any bad debt expense in the three and six months ended June 30, 2005 and 2004 and we believe that the current reserve of $26,000 is sufficient and that our accounts receivable will be collected. Our accrued liabilities balance of $1.9 million includes approximately $93,000 related to our 2002 restructuring that we anticipate will be paid in 2006.

          The following table presents selected cash flow information for the three and six months ended June 30, 2005 and 2004 (in thousands of U.S. dollars):

	Three months ended		Six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net cash flows from operating activities	$521	$(2,525)	$(1,841)	$(6,610)
Net cash flows from financing activities	3	7,648	44	7,648
Net cash flows from investing activities	(222)	(2,046)	(266)	(300)
Effect of exchange rate changes on cash	(93)	(3)	(106)	—

Net increase (decrease) in cash and cash equivalents	$209	$3,074	$(2,169)	$738

          We had a net cash flow from operating activities of $521,000 in the three months ended June 30, 2005, compared to a net cash use in operating activities of $2.5 million in the same period of 2004. For the six months ended June 30, 2005, net cash used in operating activities decreased to $1.8 million, compared to $6.6 million for the same period in 2004. Net cash used in operating activities for the three months ended June 30, 2005 consisted of our net loss of $1.5 million offset by non-cash items; specifically depreciation of $165,000, amortization of deferred charges of $29,000 and stock-based compensation of $279,000 and a decrease in accounts receivable of $1.6 million (other working capital items balanced to nil). Net cash used in operating activities for the three months ended June 30, 2004 consisted of our net loss of $1.1 million and a cash outflow of $1.5 million related to working capital account changes, offset by non-cash items, specifically depreciation of $120,000, amortization of deferred charges of $7,000 and stock-based compensation expense of $33,000. The improved cash flows from operations in the three and six months ended June 30, 2005, compared to the corresponding periods in 2004 has been achieved through increased revenue year over year.

          Financing activities provided a cash source of $3,000 and $44,000 in the three and six months ended June 30, 2005. These amounts were related to the issuance of common shares on the exercise of options. Cash flows from financing activities were $7.6 million for both the three and six months ended June 30, 2004. This amount includes the proceeds from the convertible debt issuance completed in the second quarter of 2004 of $8.0 million offset by expenses of $352,000 related to the financing, recorded as deferred charges.

          Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $231,000 and $275,000 in the three and six months ended June 30, 2005, compared to cash use of $546,000 and $548,000 in the same periods in 2004. The amount in each period is related to net purchase of fixed assets.

          We anticipate our cash expenditures in the next four quarters to be in the range of $5.6 million to $6.0 million per quarter as we add additional personnel to our development and on-site support teams to support our customer installations. However, we will maintain our focus on cost management. We believe that our existing cash and cash equivalents, short term investments and our estimated cash from sales in the next twelve months will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next twelve months.

          While we have no current plans to raise additional capital, we may seek to do so in the future depending upon market conditions and conditions in our business.  We may also require additional financing if we expand our operations at a faster rate than currently anticipated, if we decide to increase our R&D investments, if our costs unexpectedly increase, if our revenues decrease, if we lose one or more significant customers (including Hewlett-Packard), or if we seek to effect one or more significant acquisitions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – CANADA AND UNITED STATES

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” or SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of share based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, we are required to determine the appropriate fair value model to be used for valuing share based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We currently use the Black Scholes option pricing model to value options. The use of a different model to value options may result in a different fair value than the use of the Black Scholes option pricing model. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R to assess what impact its adoption will have on our financial position and results of operations.

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

Quarter ended	Jun. 30, 2005	Mar. 31, 2005	Dec. 31 2004	Sept. 30 2004	Jun. 30 2004	Mar. 31, 2004	Dec. 31 2003	Sept. 30 2003

(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$1,704	$2,985	$3,140	$2,013	$1,930	$1,761	$1,643	$1,676
Services	2,912	2,820	2,380	1,489	1,119	1,240	1,574	1,437

Total revenue	4,616	5,805	5,520	3,502	3,049	3,001	3,217	3,113
Operating expenses:
Cost of product revenue
Amortization of intangible assets	—	—	—	—	—	—	—	1,156
Other	10	5	26	—	—	—	—	—
Cost of service revenue	1,907	2,026	2,044	1,505	1,537	1,528	1,577	1,458
Research and development	1,693	1,687	1,339	1,410	1,433	2,089	1,920	2,008
Sales and marketing	1,023	1,168	1,316	1,093	1,197	1,379	1,241	1,370
General and administrative	853	804	690	796	755	833	1,004	846
Depreciation	165	157	166	124	120	185	168	178
Stock-based compensation:			—	—	—		—	—
Cost of revenue	15	7	6	4	3	2	6	—
Research and development	35	19	17	10	9	4	16	—
Sales and marketing	43	16	14	9	7	4	14	—
General and administrative	186	31	26	16	14	7	26	—
Restructuring costs	—	—	(26)	(181)	(900)	2,100	(250)	—
Write-down of goodwill, intangible and other assets	—	—	—	—	—	—	9,097	—

Total operating expenses	5,930	5,920	5,618	4,786	4,175	8,131	14,819	7,016

Loss from operations	(1,314)	(115)	(98)	(1,284)	(1,126)	(5,130)	(11,602)	(3,903)
Interest income (expense), net	(180)	(186)	(210)	(183)	(19)	16	32	44
Loss on settlement of liability	—	(165)	—	—	—	—	—	—
Gain on sale of investments	—	—	—	—	—	—	283	—

Loss for the period	$(1,494)	$(466)	$(308)	$(1,467)	$(1,145)	$(5,114)	$(11,287)	$(3,859)

Basic and diluted loss per share	$(0.25)	$(0.08)	$(0.05)	$(0.25)	$(0.19)	$(0.85)	$(1.89)	$(0.64)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	6,033	6,027	5,985	5,983	5,983	5,983	5,983	5,983

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

          Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements herein regarding: future developments in our markets and the markets in which we expect to compete, including the wireless communications industry; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; the rate at which consumers will adopt wireless applications; our ability to increase or retain our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; our plans to use or not to use certain types of technologies in the future; our future revenue and cost of revenue, the composition of our future revenues, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income and expense; the value of our goodwill and other intangible assets; the collectability of our accounts receivable; our future capital expenditures, cash use and capital requirements; and the anticipated impact of changes in applicable accounting rules.

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

          In addition, our success is dependent upon increased adoption by end users of the services that are based on our software and services. Mobile network operators and their competitors (for example, other communications providers) may successfully deploy and market other services that compete with the services that are based on our technology. If subscribers of our mobile network operator customers do not increase their use of services that are based on our software and services, our operating results will be harmed.

COMPETITIVE LANDSCAPE

          Many of our competitors are significantly larger than us in terms of revenue, marketing and research and development expenditures and numbers of employees in their sales, services and support organizations. The competitors we face on our X-treme Mobility Suite sales opportunities include Nokia, Ericsson, Comverse, Alcatel and Openwave. Our success is dependent on our ability to win our share of these opportunities against these larger competitors and to retain our customers. Many of these competitors are able to bundle other products (including handsets and/or network equipment) into sales of competitive products, which they might argue is more beneficial to their customers.  We do not believe that we can offer similar product bundles, which could prevent us from competing with these competitors, offering similar pricing, retaining key customers or acquiring new customers.

CUSTOMER CONCENTRATION

          To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. In the three months ended June 30, 2005, 37% of our revenue was derived from Hewlett-Packard (as reseller to Sprint PCS) and 11% was derived from Vodafone.  Most of our revenue from these customers and our other customers depends on their or their customers’ continued use of our products. If our customers or their customers discontinue or materially reduce their use of our products, or obtain one or more additional suppliers of competing software and services, our revenues will decline (please see above discussion regarding Hewlett-Packard under Product Revenue).

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

INVESTMENTS IN OTHER COMPANIES AND NEW TECHNOLOGIES

          Because of our desire to manage our cash expenditures, as well as other factors, we may limit equity investments in other companies and the purchase of new technologies during the next few fiscal quarters, and possibly longer. As a result, we may not take advantage of investment opportunities that could provide us significant financial benefits, or that could provide us with the opportunity to build relationships with other companies in our industry and target markets.

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

EMPLOYEES

          Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. There are only a limited number of persons with the requisite skills to serve in many key management and non-management positions, and it is difficult to retain and hire these persons. If we are unable to do so, our business could be negatively affected. The morale of our current employees may have been adversely affected by previous workforce reductions, impacting performance. It may be more difficult in the future for us to attract new employees if our reputation is harmed as a result of these staffing reductions or otherwise.

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

LITIGATION

          The Company and certain of its former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering (see note 9 to our consolidated financial statements). Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of this class action litigation or any other proceedings could have a material adverse effect on our business, results of operations, and financial condition.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

IMPACT OF INTEREST RATE EXPOSURE

          As of June 30, 2005, we had approximately $11.5 million in cash, cash equivalents, short-term investments and restricted cash, of which $8.2 million consisted of short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. Our convertible notes payable to related parties bear interest at a fixed rate.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

          Our functional currency is the U.S. dollar, as we recognize the majority of our revenues in U.S. dollars.  In the foreseeable future, the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results.  We do not currently hedge against these currency fluctuations. In the three months ended June 30, 2005, we incurred realized and unrealized foreign currency losses relating to the translation of our non-U.S. dollar denominated monetary assets and liabilities of approximately $180,000.

Item 4.      Controls and Procedures.

          Prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company’s disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There have not been any changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

          In June 2004, an agreement of settlement was submitted to the Court for preliminary approval.  The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  If the modifications are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and, if the Court determines that the settlement is fair to the class members, the settlement will be approved.   There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

          If the settlement process fails, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3.     Defaults upon Senior Securities.

          None.

Item 4.     Submission of Matters to a Vote of Security Holders.

          Annual and Special Meeting.  The Company’s Annual and Special Meeting of Shareholders (the “Annual Meeting”) was held on April 28, 2005.  The following matters were submitted to the Company’s shareholders for their vote, and the results of the vote taken at the Annual Meeting were as follows:

1. Each of the Company’s directors standing for election was elected for a one-year term:

(a) John J. Sims: 3,214,634 votes for; 15,622 votes withheld;

(b) James D. Dixon: 3,219,575 votes for; 10,681 votes withheld;

(c) Barry J. Reiter: 3,219,918 votes for; 10,338 votes withheld;

(d) Joseph C. Aragona: 3,214,914 votes for; 15,342 votes withheld;

(e) J. Ian Giffen: 3,219,985 votes for; 10,271 votes withheld; and

(f) Benjamin L. Scott: 3,213,997 votes for; 16,259 votes withheld.

2. The appointment of KPMG LLP as the Company’s independent auditors for fiscal 2005:

3,224,151 votes for; 3,991 votes against; and 2,114 abstentions.

3. A resolution renewing and continuing the shareholder rights plan adopted by the Board of Directors of the Company:

1,928,469 votes for; 126,094 votes against; 784 abstentions; and 1,174,909 non-votes.

4. A resolution approving the 2005 Stock Incentive Plan adopted by the Board of Directors of the Company:

1,832,765 votes for; 220,516 votes against; 1,446 abstentions; and 1,175,529 non-votes.

Item 5.     Other Information.

          None.

Item 6.     Exhibits.

          The following exhibits are filed with this Report:

No.	Description

10.1	HP 724 Amendment 8 to Prior Terms and Conditions Between 724 Solutions (US Inc.) and Hewlett-Packard Company, dated June 28, 2005.
10.2	Form of Indemnification Agreement between 724 Solutions Inc. and directors and executive officers.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ JOHN J. SIMS	Chief Executive Officer	August 12, 2005
(principal executive officer)
John J. Sims

/s/ GLENN BARRETT	Chief Financial Officer	August 12, 2005
(principal financial and accounting officer)
Glenn Barrett