Form 10-Q
period 2005-09-30
724 SOLUTIONS INC
filed 2005-11-14
CIK 1097641

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  000-31146

724 SOLUTIONS INC.
 (Exact Name of Registrant as Specified in its Charter)

Canada	Inapplicable

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1221 State Street, Suite 200
Santa Barbara, CA	93101

(Address of Principal Executive Office)	(Zip Code)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Common Shares, no par value – 6,039,444 shares outstanding as of November 10, 2005
(together with associated rights to purchase additional Common Shares)

724 SOLUTIONS INC.

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Balance Sheets
(In thousands of U.S. dollars)

September 30, 2005 and December 31, 2004

	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 2)	$3,375	$5,417
Short-term investments (note 2)	6,501	8,005
Restricted cash (note 2)	220	210
Accounts receivable - trade, net of allowance of $19 (December 31, 2004 - $18)	4,420	2,831
Prepaid expenses and other receivables	619	583

Total current assets	15,135	17,046
Deferred charges	197	286
Fixed assets, net of accumulated amortization of $13,801 (December 31, 2004 - $13,732)	948	1,135

	$16,280	$18,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$752	$613
Accrued liabilities	1,999	2,101
Interest payable to related parties (note 3)	107	103
Deferred revenue	215	173

Total current liabilities	3,073	2,990
Long-term liabilities	—	92
Convertible notes payable to related parties (note 3)	7,964	7,947
Long-term interest payable to related parties (note 3)	660	343

Total liabilities	11,697	11,372
Shareholders’ equity:
Share capital (note 5):
Authorized:
Unlimited common shares
Unlimited preferred shares
Issued and outstanding:
6,039,444 common shares (December 31, 2004 – 5,989,300)	764,859	764,530
Additional paid-in capital	980	279
Accumulated deficit	(761,350)	(757,921)
Accumulated other comprehensive income	94	207

Total shareholders’ equity	4,583	7,095
Contingent liabilities (note 9)

	$16,280	$18,467

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Revenue:
Product	$1,295	$2,013	$5,984	$5,704
Services	3,166	1,489	8,898	3,848

	4,461	3,502	14,882	9,552
Operating expenses:
Cost of product revenue	10	—	25	—
Cost of services revenue	1,804	1,505	5,737	4,570
Research and development	1,768	1,410	5,148	4,932
Sales and marketing	930	1,093	3,121	3,669
General and administrative	748	796	2,405	2,384
Depreciation	150	124	472	429
Stock-based compensation:
Cost of revenue	19	4	41	9
Research and development	43	10	97	23
Sales and marketing	53	9	112	20
General and administrative	233	16	450	37
Restructuring costs (note 6)	—	(181)	—	1,019

	5,758	4,786	17,608	17,092

Loss from operations	(1,297)	(1,284)	(2,726)	(7,540)
Interest expense, net	(172)	(183)	(538)	(186)
Loss on settlement of liability to related party	—	—	(165)	—

Loss for the period	$(1,469)	$(1,467)	$(3,429)	$(7,726)

Basic and diluted loss per share	$(0.24)	$(0.25)	$(0.57)	$(1.29)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	6,036	5,983	6,032	5,983

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except share amounts)

Nine months ended September 30, 2005 and 2004 (unaudited)

			Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Common shares

	Number	Amount

Balances December 31, 2003	5,983,349	$764,508	$62	$(749,887)	$33	$14,716
Loss for the period	—	—	—	(7,726)	—	(7,726)
Cumulative translation adjustment	—	—	—	—	86	86

Total comprehensive loss						(7,640)

Stock-based compensation expense	—	—	89	—	—	89

Balances, September 30, 2004	5,983,349	$764,508	$151	$(757,613)	$119	$7,165

Balances December 31, 2004	5,989,300	$764,530	$279	$(757,921)	$207	$7,095
Loss for the period	—	—	—	(3,429)	—	(3,429)
Cumulative translation adjustment	—	—	—	—	(113)	(113)

Total comprehensive loss						(3,542)

Issuance on exercise of options	16,595	61	—	—	—	61
Issuance of common shares	33,549	268	—	—	—	268
Stock-based compensation expense	—	—	701	—	—	701

Balances, September 30, 2005	6,039,444	$764,859	$980	$(761,350)	$94	$4,583

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Cash flows from/ (used in) operating activities:
Loss for the period	$(1,469)	$(1,467)	$(3,429)	$(7,726)
Items not affecting cash:
Depreciation and amortization	150	124	472	429
Amortization of deferred charges	29	29	89	36
Stock-based compensation	348	39	700	89
Loss on settlement of liability	—	—	165	—
Other non-cash expenses	111	(20)	63	10
Change in operating assets and liabilities:
Accounts receivable	(641)	(146)	(1,589)	(354)
Prepaid expenses and other receivables	(111)	89	(36)	3
Accounts payable	33	254	139	384
Interest payable to related parties	107	—	4	—
Long-term liabilities	(18)	(63)	(92)	125
Long-term interest payable to related parties	107	242	317	242
Accrued liabilities	78	(595)	(102)	(1,306)
Deferred revenue	(18)	(18)	42	(84)

Net cash flows from/ (used in) operating activities	(1,294)	(1,532)	(3,257)	(8,152)
Cash flows from/ (used in) financing activities:
Issuance of notes payable	—	—	—	8,000
Deferred charges	—	—	—	(352)
Issuance of common shares on exercise of options	17	—	61	—

Net cash flows from/ (used in) financing activities	17	—	61	7,648
Cash flows from/ (used in) investing activities:
Purchase of fixed assets	(57)	(133)	(332)	(681)
Maturity of short-term investments	3,996	—	10,457	1,748
Purchases of short-term investments	(2,520)	(6,463)	(8,971)	(7,963)

Net cash flows/ (used in) investing activities	1,419	(6,596)	1,154	(6,896)
Effect of exchange rate changes on cash	(15)	(3)	—	7

Increase (decrease) in cash and cash equivalents	127	(8,131)	(2,042)	(7,393)
Cash and cash equivalents, beginning of period	3,248	14,174	5,417	13,436

Cash and cash equivalents, end of period	$3,375	$6,043	$3,375	$6,043

See accompanying notes to consolidated financial statements.

1.	Basis of presentation:

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

The preparation of the financial statements requires use of management estimates. The information furnished for the three and nine months ended September 30, 2005 and September 30, 2004 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

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

The Company has entered into letters of credit in the amount of $220,000 (December 31, 2004 – $210,000) to guarantee future payments. Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

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

The Notes have a three-year term and accrue interest at a rate of 2.5% per quarter, of which 1.25% is payable in arrears at the beginning of each quarter starting in the first quarter of 2005 and the remainder of which is due at maturity.  The principal amounts of the Notes and all interest owing at maturity are convertible at the option of the Lenders into common shares at a conversion price of $3.07 per share, subject to an anti-dilution adjustment as set out below. The conversion price was based on the volume weighted average trading price of the Company’s common shares on the TSX for the five trading days prior to May 14, 2004. If the Company issues any common shares or securities convertible into common shares at a price that is less than the conversion price of the Notes then in effect, then such conversion price shall be subject to a weighted average anti-dilution adjustment, whereby the conversion price will be reduced based on the weighted average price of the additional securities issued. The conversion price will not be lowered by more than 15% of the initial conversion price of $3.07. The interest payable quarterly is convertible at the option of the Company into common shares at a conversion price of $3.07 per share, subject to the anti-dilution adjustment and provided the market price on the payment date is higher than the conversion price then in effect. In accordance with FASB EITF No. 00-27, Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined that a beneficial conversion feature existed for the second tranche of its convertible notes.  On the date the required shareholder approval was obtained, the Company’s common shares closed at a premium of $0.04 per share to the conversion price of $3.07, resulting in a beneficial conversion feature on that date of approximately $65,000.  Under issue 6 of EITF 00-27, this conversion feature is to be amortized over the period to the stated redemption date of May 14, 2007.  Total amortization of the beneficial conversion feature was $6,000 and $16,000 in the three and nine months ended September 30, 2005, compared to nil in each of the three and nine months ended September 30, 2004.

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

Austin Ventures is the Company’s largest beneficial shareholder. Assuming that all of the Notes are converted into common shares at the lowest possible conversion price on the maturity date, all accrued interest on the Notes is paid with common shares, and that no additional common shares are issued, Austin Ventures could be deemed to beneficially own up to 44.49% of the Company’s issued and outstanding common shares.

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

Total interest expense related to the amount payable to Austin Ventures was $214,000 and $634,000 in the three and nine months ended September 30, 2005, compared to $201,000 and $240,000 in the three and nine months ended September 30, 2004. At September 30, 2005, total interest payable to Austin Ventures is $767,000 (December 2004 – $446,000).

On January 3, 2005, the Company issued 33,549 shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000 in the three month period ended March 31, 2005 related to the extinguishment of the liability. Interest payments made subsequent to the quarter ended March 31, 2005 have been made in cash.

4.	Segment information:

The Company operates in a single reportable operating segment, that is, the design and delivery of software products for use by mobile network operators and other customers.  The single reportable operating segment derives its revenue from the sale of software and related services.  Information about the Company’s geographical net revenue and assets is set forth below.

Geographic distribution of net revenue:

	Three months ended September 30,		Nine months ended September 30,

(In thousands of U.S. dollars)	2005	2004	2005	2004

United States	$2,614	$2,149	$7,691	$7,577
Europe	1,739	1,311	6,202	1,759
Asia Pacific	108	42	989	216
Canada	—	—	—	—

	$4,461	$3,502	$14,882	$9,552

In the three months ended September 30, 2005, three customers accounted for 38%, 18% and 13% of revenue. In same period ended September 30, 2004, three customers accounted for 47%, 22% and 11% of revenue. In the nine months ended September 30, 2005, three customers accounted for 36%, 20% and 13% of revenue. In the same period ended September 30, 2004, two customers accounted for 59% and 15% of revenue.

At September 30, 2005, three customers accounted for 34%, 25% and 13% of accounts receivable and at September 30, 2004, two customers accounted for 46% and 10% of accounts receivable.

Geographic distribution of fixed assets:

(In thousands of U.S. dollars)	September 30, 2005	December 31, 2004

Canada	$717	$784
United States	75	135
Europe	146	214
Asia Pacific	10	2

	$948	$1,135

5.	Share capital:

	(a)	Stock options:

At September 30, 2005, and December 31, 2004, there were options outstanding to acquire 1,382,200 and 929,915 of the Company’s common shares, respectively.

The following table summarizes the Company’s options as of September 30, 2005:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exerciseable	Weighted average exercise price

$ —	$3.50	282,965	$3.14	8.2	97,993	$3.07
3.51	5.00	450,179	4.04	8.5	112,527	3.89
5.01	6.50	496,486	5.75	8.7	93,836	5.11
6.51	10.00	104,771	7.44	8.2	43,896	7.37
10.01	50.00	23,242	17.20	6.5	14,416	20.95
50.01	550.00	24,557	189.18	5.3	20,682	186.44

		1,382,200	$8.24	8.4	383,350	$14.87

(b)	Loss per share:

The Company has excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.

(c)	Stock-based compensation:

Effective January 1, 2003, the Company adopted, on a prospective basis, the fair value measurement for stock-based compensation.  Under the fair value based method, compensation cost for option grants is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of options issued in the three months ended September 30, 2005 was $189,000, while the fair value of options issued in the three months ended September 30, 2004 was $285,000. These amounts are being amortized as expenses over the vesting period of 4 years.

The fair value of each option granted in the three months ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0% (2004 – 0%), expected volatility of 65% (2004 - 60%), risk-free rate of interest of 3.43% (2004 – 3.97%) and an expected life of the option of five years.

The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period in which they occur. The weighted average grant date fair value of options issued in the three months ended September 30, 2005 was $2.91 (2004 - $1.82).

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

	Three months ended September 30,		Nine months ended September 30,

(In thousands of U.S. dollars, except per share amounts)	2005	2004	2005	2004

Loss for the period	$(1,469)	$(1,467)	$(3,429)	$(7,726)
Compensation expense related to the fair value of stock options
In excess of amounts recognized	(51)	(281)	(173)	(552)

Pro forma loss for the period	$(1,520)	$(1,748)	$(3,602)	$(8,278)
Pro forma loss per share:
Basic and diluted	$(0.25)	$(0.29)	$(0.60)	$(1.38)

The fair value of each option granted prior to January 1, 2003, was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in the notes to the Company’s annual consolidated financial statements.

6.	Restructuring charges:

For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges for restructuring activities. Portions of these restructuring charges were scheduled to be paid out in subsequent periods. At September 30, 2005, included in accrued liabilities is the remaining restructuring provision of $93,000, which relates to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that the Company has vacated. Although the space is sublet, the Company is obligated to refurbish the space at the end of the lease. The Company expects to pay out the remaining balance by the end of the first quarter of 2006.

Changes to the Company’s restructuring accruals in the nine months ended September 30, 2005 and 2004, are set out below.

(a)	Restructuring provision at September 30, 2005:

2002 Restructuring, provision at September 30, 2005:

(In thousands of U.S. dollars)	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges in 2002	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)
Provision, December 31, 2002	$967	$1,528	$2,487	$4,982
Activity during 2003:
Reversal of provision	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	$—	$140	$591	$731
Activity during 2004:
Reversal of provision	—	—	(181)	(181)
Cash payments	—	(47)	(410)	(457)

Provision, December 31, 2004	$—	$93	$—	$93
Activity during the nine months ended September 30, 2005:
Cash payments	—	—	—	—

Provision, September 30, 2005	$—	$93	$—	$93

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

The restructuring activities undertaken in 2002 were completed within the year, shortly after the reductions in the workforce occurred in the first and fourth quarters of the year. All amounts provided for were settled in the year except for: (i) severance in the amount of $967,000, which was settled in the first half of 2003; (ii) lease exit costs related to abandoned premises in the amount of $1,528,000, $1,388,000 of which was settled in 2003 and $47,000 of which was settled in 2004, leaving $93,000 at September 30, 2005 that the Company expects will be settled by the end of the first quarter of 2006; and (iii) hosting exit costs in the amount of $2,487,000, $996,000 of which was paid out in 2003, $900,000 of which was reversed in 2003 upon the re-negotiation of certain agreements, $410,000 of which was paid out in 2004 and $181,000 of which was reversed in 2004 because certain costs were lower than the Company had estimated.  The Company has now fully exited all hosting arrangements related to legacy customers.

(b)	Restructuring provisions at September 30, 2004:

(i) 2004 Restructuring, provision at September 30, 2004:

(In thousands of U.S. dollars)	Severance	Lease exit costs	Total

Activity during the three months ended March 31, 2004:
Restructuring charges	$1,600	$500	$2,100
Cash payments	(15)	(77)	(92)
Provision, March 31, 2004	$1,585	$423	$2,008
Activity during the three months ended June 30, 2004:
Reversal of provision	(900)	—	(900)
Cash payments	(606)	(364)	(970)
Provision, June 30, 2004	$79	$59	$138
Activity during the three months ended September 30, 2004:
Cash payments	(53)	(38)	(91)
Provision, September 30, 2004	$26	$21	$47

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

(ii) 2003 Restructuring, provision at September 30, 2004:

(In thousands of U.S. dollars)	Severance	Lease exit costs	Total

Restructuring charges in 2003	$775	$175	$950
Cash payments	(483)	(175)	(658)
Provision, December 31, 2003	$292	$—	$292
Activity during the three months ended March 31, 2004:
Cash payments	—	—	—
Provision, March 31, 2004	$292	$—	$292
Activity during the three months ended June 30, 2004:
Cash payments	(292)	—	(292)
Provision, June 30, 2004	$—	$—	$—
Activity during the three months ended September 30, 2004:
Cash payments	—	—	—
Provision, September 30, 2004	$—	$—	$—

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

(iii) 2002 Restructuring, provision at September 30, 2004:

(In thousands of U.S. dollars)	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges in 2002	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)
Provision, December 31, 2002	$967	$1,528	$2,487	$4,982
Activity during 2003:
Reversal of provision	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	$—	$140	$591	$731
Activity during the three months ended March 31, 2004:
Cash payments	—	(25)	(165)	(190)

Provision, March 31, 2004	$—	$115	$426	$541
Activity during the three months ended June 30, 2004:
Cash payments	—	(22)	(229)	(251)

Provision, June 30, 2004	$—	$93	$197	$290
Activity during the three months ended September 30, 2004:
Reversal of provision	—	—	(181)	(181)
Cash payments	—	—	(16)	(16)

Provision, September 30, 2004	$—	$93	$—	$93

In the three months ended September 30, 2004, the Company reversed $181,000 in hosting exit costs that were included as “Restructuring charges” in the financial statements for the period ended June 30, 2004 because certain hosting exit charges were lower than the Company initially expected.  As of September 30, 2004, the Company had fully exited all hosting arrangements related to legacy customers.

7.	Supplemental disclosure:

	Three months ended September 30,		Nine months ended September 30,

(In thousands of U.S. dollars)	2005	2004	2005	2004

Supplemental cash flow (use) information:
Interest received	$97	$25	$216	$75
Interest paid	—	—	(210)	—
Supplemental disclosure of non-cash financing and investing activities:
Common shares issued upon settlement of interest due on convertible notes payable to related parties	—	—	268	—

8.	Guarantees:

	(a)	General indemnities:

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

At September 30, 2005, the Company had one outstanding letter of credit in the amount of $220,000 to secure Company credit cards. At December 31, 2004, the Company had one outstanding letter of credit in the amount of $210,000 to secure Company credit cards. Letters of credit are secured by segregated short-term investments and are disclosed as restricted cash on the consolidated balance sheets.

9.	Contingent liabilities:

In June 2001, 724 Solutions, Inc. (“the Company”) was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in January 2000.  The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation and FleetBoston Robertson Stephens, as well as former officers and directors of the Company Gregory Wolfond, Christopher Erickson, Andre Boysen, Kerry McLellan, and Karen Basian, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock.  A consolidated amended complaint was filed April 19, 2002.  The Company and its former officers and directors are named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss the IPO Litigation, including the action involving the Company.  On July 15, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation.  On February 19, 2003, the Court ruled on the motions.  The Court denied the Company’s motion to dismiss the claims against it under Rule 10b-5.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.  In addition, the individual defendants in the IPO Litigation, Gregory Wolfond, Christopher Erickson, Andre Boysen, Kerry McLellan, and Karen Basian signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about July 2, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed partial settlement. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the amended complaint.  The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurance carriers.

In June 2004, an agreement of settlement was submitted to the court for preliminary approval.  The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement.  The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004.  The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.

On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006.  The settlement fairness hearing has been set for April 26, 2006.  Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation, and because the settlement approval process is at a preliminary stage, the Company cannot accurately predict the ultimate outcome of the matter.

10.	Reconciliation to Canadian GAAP:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The consolidated financial statements conform in all material respects with Canadian generally accepted accounting principles (“Canadian GAAP”), except for the treatment of the secured convertible notes to related parties.

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out differences between U.S. and Canadian GAAP as applied to the Company’s financial statements.  This note sets out the differences between U.S. and Canadian GAAP for the three and nine months ended September 30, 2005 and 2004 and as at September 30, 2005 and December 31, 2004.

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

The following tables present the adjustments required to reconcile the September 30, 2005 consolidated financial statements presented under U.S. GAAP to Canadian GAAP.

Reconciliation to Canadian GAAP - Balance sheet at September 30, 2005:

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$3,375	$—	$3,375
Short-term investments	6,501	—	6,501
Restricted cash	220	—	220
Accounts receivable, net of allowance of $19	4,420	—	4,420
Prepaid expenses and other receivables	619	—	619

Total current assets	15,135	—	15,135
Deferred charges	197	(22)	175
Fixed assets	948	—	948

Total assets	$16,280	$(22)	$16,258

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$752	$—	$752
Accrued liabilities	1,999	—	1,999
Interest payable to related parties	107	—	107
Deferred revenue	215	—	215

Total current liabilities	3,073	—	3,073
Convertible notes payable to related parties	7,964	(493)	7,471
Long-term interest payable to related parties	660	—	660

Total liabilities	11,697	(493)	11,204
Shareholders’ equity:
Common shares	764,859	—	764,859
Additional paid-in capital	980	(65)	915
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(761,350)	(356)	(761,706)
Accumulated other comprehensive income	94	—	94

Total shareholders’ equity	4,583	471	5,054

Total liabilities and shareholders’ equity	$16,280	$(22)	$16,258

Reconciliation to Canadian GAAP - Balance sheet at December 31, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$5,417	$—	$5,417
Short-term investments	8,005	—	8,005
Restricted cash	210	—	210
Accounts receivable, net of allowance of $18	2,831	—	2,831
Prepaid expenses and other receivables	583	—	583

Total current assets	17,046	—	17,046
Deferred charges	286	(33)	253
Fixed assets	1,135	—	1,135

Total assets	$18,467	$(33)	$18,434

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$613	$—	$613
Accrued liabilities	2,101	—	2,101
Interest payable to related parties	103	—	103
Deferred revenue	173	—	173

Total current liabilities	2,990	—	2,990
Long-term liabilities	92	—	92
Convertible notes payable to related parties	7,947	(711)	7,236
Long-term interest payable to related parties	343	—	343

Total liabilities	11,372	(711)	10,661
Shareholders’ equity:
Common shares	764,530	—	764,530
Additional paid-in capital	279	(65)	214
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(757,921)	(149)	(758,070)
Accumulated other comprehensive income	207	—	207

Total shareholders’ equity	7,095	678	7,773

Total liabilities and shareholders’ equity	$18,467	$(33)	$18,434

Reconciliation to Canadian GAAP - Statement of operations for the three months ended September 30, 2005:

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$1,295	$—	$1,295
Services	3,166	—	3,166

	4,461	—	4,461
Operating expenses:
Cost of product revenue, other	10	—	10
Cost of service revenue	1,804	—	1,804
Research and development	1,768	—	1,768
Sales and marketing	930	—	930
General and administrative	748	—	748
Depreciation	150	—	150
Stock-based compensation:
Cost of revenue	19	—	19
Research and development	43	—	43
Sales and marketing	53	—	53
General and administrative	233	—	233

Total operating expenses	5,758	—	5,758

Loss from operations	(1,297)	—	(1,297)
Interest expense, net	(172)	(69)	(241)

Loss for the period	$(1,469)	$(69)	$(1,538)

Basic and diluted loss per share	$(0.24)	$(0.01)	$(0.25)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	6,036	6,036	6,036

Reconciliation to Canadian GAAP – Statement of operations for the three months ended September 30, 2004

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$2,013	$—	$2,013
Services	1,489	—	1,489

	3,502	—	3,502
Operating expenses:
Cost of revenue	1,505	—	1,505
Research and development	1,410	—	1,410
Sales and marketing	1,093	—	1,093
General and administrative	796	—	796
Depreciation	124	—	124
Stock-based compensation:
Cost of revenue	4	—	4
Research and development	10	—	10
Sales and marketing	9	—	9
General and administrative	16	—	16
Restructuring charges	(181)	—	(181)

Total operating expenses	4,786	—	4,786
Loss from operations	(1,284)	—	(1,284)
Interest expense, net	(183)	(78)	(261)

Loss for the period	$(1,467)	$(78)	$(1,545)

Basic and diluted loss per share	$(0.25)	$(0.01)	$(0.26)
Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,983	5,983	5,983

Reconciliation to Canadian GAAP - Statement of operations for the nine months ended September 30, 2005:

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$5,984	$—	$5,984
Services	8,898	—	8,898

	14,882	—	14,882
Operating expenses:
Cost of product revenue	25	—	25
Cost of service revenue	5,737	—	5,737
Research and development	5,148	—	5,148
Sales and marketing	3,121	—	3,121
General and administrative	2,405	—	2,405
Depreciation	472	—	472
Stock-based compensation:
Cost of revenue	41	—	41
Research and development	97	—	97
Sales and marketing	112	—	112
General and administrative	450	—	450

Total operating expenses	17,608	—	17,608

Loss from operations	(2,726)	—	(2,726)
Interest expense, net	(538)	(207)	(745)
Loss on settlement of liability	(165)	—	(165)

Loss for the period	$(3,429)	$(207)	$(3,636)

Basic and diluted loss per share	$(0.57)	$(0.03)	$(0.60)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	6,032	6,032	6,032

Reconciliation to Canadian GAAP - Statement of operations for the nine months ended September 30, 2004:

(In thousands of U.S. dollars, except per share amounts)	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$5,704	$—	$5,704
Services	3,848	—	3,848

	9,552	—	9,552
Operating expenses:
Cost of service revenue	4,570	—	4,570
Research and development	4,932	—	4,932
Sales and marketing	3,669	—	3,669
General and administrative	2,384	—	2,384
Depreciation	429	—	429
Stock-based compensation:
Cost of revenue	9	—	9
Research and development	23	—	23
Sales and marketing	20	—	20
General and administrative	37	—	37
Restructuring charges	1,019	—	1,019

Total operating expenses	17,092	—	17,092

Loss from operations	(7,540)	—	(7,540)
Interest expense, net	(186)	(92)	(278)

Loss for the period	$(7,726)	$(92)	$(7,818)

Basic and diluted loss per share	$(1.29)	$(0.02)	$(1.31)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,983	5,983	5,983

Reconciliation to Canadian GAAP – Cash flows from operations for the three months ended September 30, 2005:

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from/ (used in) operating activities:
Loss for the period	$(1,469)	$(69)	$(1,538)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	72	72
Depreciation and amortization	150	—	150
Amortization of deferred charges	29	(3)	26
Stock-based compensation	348	—	348
Other non-cash expenses	111	—	111
Changes in operating assets and liabilities:
Accounts receivable	(641)	—	(641)
Prepaid expenses and other receivables	(111)	—	(111)
Accounts payable	33	—	33
Interest payable to related parties	107	—	107
Long-term liabilities	(18)	—	(18)
Long-term interest payable to related parties	107	—	107
Accrued liabilities	78	—	78
Deferred revenue	(18)	—	(18)

Net cash flows from/ (used in) operating activities	(1,294)	—	(1,294)
Cash flows from/ (used in) financing activities:
Issuance of common shares on exercise of options	17	—	17

Net cash flows from/ (used in) financing activities	17	—	17
Cash flows from/ (used in) investing activities:
Purchase of fixed assets, net	(57)	—	(57)
Maturity of short-term investments	3,996	—	3,996
Purchases of short-term investments	(2,520)	—	(2,520)

Net cash flows from/ (used in) investing activities	1,419	—	1,419
Effect of exchange rate changes on cash	(15)	—	(15)

Net increase/ (decrease) in cash and cash equivalents	127	—	127
Cash and cash equivalents, beginning of period	3,248	—	3,248

Cash and cash equivalents, end of period	$3,375	$—	$3,375

Reconciliation to Canadian GAAP – Cash flows from operations for the three months ended September 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from/ (used in) operating activities:
Loss for the period	$(1,467)	$(14)	$(1,481)
Items not affecting cash:
Accretion on convertible notes to related parties	—	14	14
Depreciation and amortization	124	—	124
Amortization of deferred charges	29	—	29
Stock-based compensation	39	—	39
Other non-cash expenses	(20)	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	(146)	—	(146)
Prepaid expenses and other receivables	89	—	89
Accounts payable	254	—	254
Long-term accounts payable	(63)	—	(63)
Long-term interest payable to related parties	242	—	242
Accrued liabilities	(595)	—	(595)
Deferred revenue	(18)	—	(18)

Net cash flows from/ (used in) operating activities	(1,532)	—	(1,532)
Cash flows from/ (used in) investing activities:
Purchase of fixed assets	(133)	—	(133)
Purchases short-term investments	(6,463)	—	(6,463)

Net cash flows from/ (used in) investing activities	(6,596)	—	(6,596)
Effect of exchange rate changes on cash	(3)	—	(3)
Net increase/ (decrease) in cash and cash equivalents	(8,131)	—	(8,131)
Cash and cash equivalents, beginning of period	14,174	—	14,174

Cash and cash equivalents, end of period	$6,043	$—	$6,043

Reconciliation to Canadian GAAP – Cash flows from operations for the nine months ended September 30, 2005:

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from/ (used in) operating activities:
Loss for the period	$(3,429)	$(207)	$(3,636)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	217	217
Depreciation and amortization	472	—	472
Amortization of deferred charges	89	(10)	79
Stock-based compensation	700	—	700
Loss on settlement of liability	165	—	165
Other non-cash expenses	63	—	63
Changes in operating assets and liabilities:
Accounts receivable	(1,589)	—	(1,589)
Prepaid expenses and other receivables	(36)	—	(36)
Accounts payable	139	—	139
Interest payable to related parties	4	—	4
Long-term liabilities	(92)	—	(92)
Long-term interest payable to related parties	317	—	317
Accrued liabilities	(102)	—	(102)
Deferred revenue	42	—	42

Net cash flows from/ (used in) operating activities	(3,257)	—	(3,257)
Cash flows from/ (used in) financing activities:
Issuance of common shares on exercise of options	61	—	61

Net cash flows from/ (used in) financing activities	61	—	61
Cash flows from/ (used in) investing activities:
Purchase of fixed assets, net	(332)	—	(332)
Maturity of short-term investments	10,457	—	10,457
Purchases of short-term investments	(8,971)	—	(8,971)

Net cash flows from/ (used in) investing activities	1,154	—	1,154
Effect of exchange rate changes on cash	—	—	—

Net increase/ (decrease) in cash and cash equivalents	(2,042)	—	(2,042)
Cash and cash equivalents, beginning of period	5,417	—	5,417

Cash and cash equivalents, end of period	$3,375	$—	$3,375

Reconciliation to Canadian GAAP – Cash flows from operations for the nine months ended September 30, 2004

(In thousands of U.S. dollars)	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from/ (used in) operating activities:
Loss for the period	$(7,726)	$(92)	$(7,818)
Items not affecting cash:
Accretion on convertible notes payable	—	92	92
Depreciation and amortization	429	—	429
Amortization of deferred charges	36	—	36
Stock-based compensation	89	—	89
Other non-cash expenses	10	—	10
Changes in operating assets and liabilities:
Accounts receivable	(354)	—	(354)
Prepaid expenses and other receivables	3	—	3
Accounts payable	384	—	384
Long-term liabilities	125	—	125
Long-term interest payable to related parties	242	—	242
Accrued liabilities	(1,306)	—	(1,306)
Deferred revenue	(84)	—	(84)

Net cash flows from (used in) operating activities	(8,152)	—	(8,152)
Cash flows from/ (used in) financing activities:
Issuance of notes payable to related parties	8,000	—	8,000
Notes payable to related parties issuance cost	(352)	—	(352)

Net cash flows from/ (used in) financing activities	7,648	—	7,648
Cash flows from/ (used in) investing activities:
Purchase of fixed assets	(681)	—	(681)
Maturity of short-term investments	1,748	—	1,748
Purchases of short-term investments	(7,963)	—	(7,963)

Net cash flows from/ (used in) investing activities	(6,896)	—	(6,896)
Effect of exchange rate changes on cash	7	—	7

Net increase/ (decrease) in cash and cash equivalents	(7,393)	—	(7,393)
Cash and cash equivalents, beginning of period	13,436	—	13,436

Cash and cash equivalents, end of period	$6,043	$—	$6,043

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

724 Solutions designs, develops, markets and supports software products for use by mobile network operators worldwide. Mobile network operators are telecommunications companies that provide a range of mobile voice and data communications services to their consumer and business customers.  Examples of large mobile network operators include Verizon Wireless, Cingular Wireless, Sprint PCS, Vodafone Group and China Mobile, some of which currently license our products.

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

In 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably.  At the same time, we judged that the market for mobile data services in the mobile network operator sector was potentially larger and likely to develop sooner. As a consequence, we began to restructure our business to focus on opportunities in the mobile network operator marketplace.  During 2004, we completed this process and are now focused on selling our software products to mobile network operators. We no longer offer products developed specifically for financial institutions, although we continue to provide services to a small number of financial services customers and continue to support earlier sales to them.

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

We typically license our software on a per user or per transaction basis.  Accordingly, our revenue is dependent on whether, and the extent to which, our customers continue to use our software. However, in the case of our amended agreement with Hewlett-Packard in connection with Hewlett-Packard’s re-licensing of our software to Sprint PCS, we licensed our software on a monthly fixed fee basis. The subcontract agreement between us and Hewlett-Packard terminated on October 31, 2005.

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

SERVICE REVENUE
Service revenue consists of the following:

•

Implementation and Customer Service Fees – includes fees for implementation of our product offerings (which may include hardware and third party software operating on the hardware), consulting and training services. Customers are charged a fee based on time and expenses and a fee for the hardware and third party software they choose to buy from us. Revenue is recognized as the implementation is performed or as the hardware is delivered and accepted or deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be, for those contracts.

•

Maintenance Fees – revenue for maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer’s cumulative license fees, and may include a minimum quarterly amount. In the case of our agreement with Hewlett-Packard (as a reseller to Sprint PCS) that terminated October 31, 2005, we received fixed monthly maintenance fees. If associated with the fixed fee license model, the maintenance revenues received will be recorded as deferred revenue and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any maintenance payments will be recognized on a monthly basis as earned.

•

Managed Alerts Service Fees – revenue from providing services to our customers using our managed X-treme Alerts Platform. These fees can include revenue from voice alerts, Short Message Service (“SMS”) alerts, Multimedia Message Service (“MMS”) alerts, fraud alerts, and collection alerts. Our XAP software is hosted in New Jersey with Computer Sciences Corporation and the voice hardware is hosted in Florida with InterVoice. Customers typically pay a per alert fee, subject to monthly minimums. The fees are recognized on a monthly basis as earned.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our general credit terms are 30 to 60 days from the invoice date.  We perform an ongoing credit evaluation of each customer’s financial condition and if the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payment, an additional allowance would be required. At September 30, 2005, our allowance for doubtful accounts totaled $19,000.  Our maximum exposure to loss on receivables at any point in time is the total accounts receivable, which was $4.4 million at September 30, 2005.

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

VALUATION OF INTANGIBLE ASSETS

We have acquired several businesses. As part of the completion of any business combination, we are required to value any intangible assets acquired at the date of acquisition. We utilize the most current internally-generated and publicly available information to develop an estimate of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable at the date prepared.  This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the intangible assets acquired. There can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired intangible assets. To assist us with the valuation process, we have adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, it is entirely possible that either we or the independent valuation experts will make judgments or estimates that differ from actual circumstances.  In these cases, we may be required to record a provision or write-off certain of our intangible assets. Similarly, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to annually test the value of our goodwill. Changes in estimates could result in different conclusions for the underlying value of goodwill. We perform our annual impairment testing on goodwill at December 31 of each fiscal year, provided that circumstances do not arise during the year that would necessitate an earlier evaluation. At times over the past three years, our book value has exceeded our fair value and we have recorded impairment charges to reflect these assessments.  As at September 30, 2005, the carrying value of our goodwill and intangible assets is nil.

VALUATION OF FIXED ASSETS

We monitor the appropriateness of the carrying values of our fixed assets, primarily office furniture and computer software and equipment, on an ongoing basis, in accordance with accounting requirements. As required, if an indicator of potential impairment is evident, we will review the projected undiscounted future cash flows associated with the relevant fixed asset, to determine if the undiscounted cash flows exceed the carrying amount of the fixed asset. If it is determined that the net carrying amount of the fixed asset is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the asset. We utilize the most current internally-generated and publicly available information to develop our estimates of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable. Additionally, determination of fair values of fixed assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of fixed assets could materially affect our estimates.  We have recorded charges to write-down fixed assets, primarily arising due to the restructuring activities we have undertaken.  As at September 30, 2005, the net book value of our fixed assets was $948,000.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

Product revenue was $1.3 million and $6.0 million in the three and nine months ended September 30, 2005, compared to $2.0 million and $5.7 million in the three and nine months ended September 30, 2004.

Product revenue from our X-treme Mobility Suite (“XMS”) of products decreased to $1.2 million in the three months ended September 30, 2005 from $2.0 million in the same period in 2004. The principal revenue producing deployments for our XMS products in the three months ended September 30, 2005 were with Hewlett-Packard (as a reseller to Sprint PCS) and Nokia. Product sales to Hewlett-Packard (as a reseller to Sprint PCS) totaled $909,000 and product sales to Nokia totaled $243,000 in the three months ended September 30, 2005, compared to $983,000 and $616,000 from these two customers, respectively, in the same period of 2004.

On October 31, 2005, the subcontract agreement between us and Hewlett-Packard terminated. We expect this change will reduce our product revenue from Hewlett-Packard (as a reseller to Sprint) by approximately $283,000 per month beginning in November 2005 from the monthly revenue achieved from January 2005 through October 2005. Our contract with Sprint for our X-treme Service Activity Manager product is unaffected by this notice and we continue an active dialog with Sprint regarding opportunities for alternate uses for our X-treme Mobility Gateway (“XMG”) technology within the Sprint PCS network.

In the three months ended September 30, 2005, the X-treme Mobility Gateway product accounted for approximately 77% of our revenue from the X-treme Mobility Suite of products and our Multimedia Application Gateway (“AGW”) product contributed approximately 20%.  In the three months ended September 30, 2004, our XMG product contributed approximately 61% of XMS revenue while our Multimedia Application Gateway product contributed approximately 31% of XMS revenue.

In the nine months ended September 30, 2005, product revenue from our X-treme Mobility Suite (“XMS”) of products increased to $5.8 million from $5.5 million in the same period in 2004.  The principal revenue producing deployments for our XMS products in the nine months ended September 30, 2005 were with Hewlett-Packard (as a reseller to Sprint PCS), Nokia and Vodafone.  Product revenue from Nokia and Vodafone increased by $69,000 and $525,000, respectively, in the nine months ended September 30, 2005, compared to the same period of 2004. Product revenue from Hewlett-Packard (as a reseller to Sprint PCS) decreased by $839,000 in the nine months ended September 30, 2005, compared to the same period in 2004. New installations in 2005 have contributed $725,000 of product revenue in the nine months ended September 30, 2005.

In the nine months ended September 30, 2005, our X-treme Mobility Gateway (“XMG”) product accounted for approximately 66% of revenue from the X-treme Mobility Suite of products and our AGW product accounted for approximately 17% of XMS revenue.  In the nine months ended September 30, 2004, our XMG and AGW products contributed approximately 73% and 23% of XMS revenue, respectively.

Product revenue from our non-XMS products, including those sold primarily to the financial services industry, was $51,000 and $172,000 in the three and nine months ended September 30, 2005, compared to $48,000 and $223,000 in the same periods in 2004. We will continue to perform under the contracts we currently have with these customers and anticipate that revenue from these customers will be approximately $50,000 in the fourth quarter of 2005.

We provide our customers with fixed or variable pricing alternatives. In the three and nine months ended September 30, 2005, Hewlett-Packard (as a reseller to Sprint PCS) was the only significant customer purchasing licenses on a fixed price basis, while in the same period in 2004, essentially all of our key revenue producing contracts for the XMS suite were on a variable pricing model.  We anticipate that the XMG and AGW products will generate most of our XMS product revenue in the fourth quarter of 2005.

SERVICE REVENUE

Service revenue increased to $3.2 million and $8.9 million in the three and nine months ended September 30, 2005, compared to $1.5 million and $3.8 million in the three and nine months ended September 30, 2004.

In the three months ended September 30, 2005, service revenue from XMS increased to $3.0 million from $1.3 million in the same period in 2004. Implementation and customer service fee revenue related to XMS was approximately $1.6 million in the three months ended September 30, 2005, compared to approximately $260,000 in the same period of 2004. Service revenue in the three months ended September 30, 2005 includes approximately $214,000 in hardware. Maintenance revenue related to XMS products increased to $1.3 million in the three months ended September 30, 2005 from $797,000 in the same period of 2004. Approximately 59% of this increase was related to our XMG product, mostly due to increased maintenance revenue from Hewlett-Packard (as a reseller to Sprint PCS), and approximately 32% of this increase was related to our AGW product. As discussed above, on October 31, 2005, the subcontract agreement with respect to the deployment of 724 Solutions’ access gateway solution at Sprint between us and Hewlett-Packard terminated. We expect this change will reduce our maintenance revenue from Hewlett-Packard (as a reseller to Sprint) by approximately $262,000 per month beginning in November 2005 from the monthly revenue achieved from January 2005 through October 2005.

In the nine months ended September 30, 2005, service revenue from XMS increased to $8.2 million from $3.0 million in the same period in 2004. Implementation and customer service fee revenue related to XMS was approximately $4.1 million in the nine months ended September 30, 2005, compared to $773,000 in the same period of 2004. Approximately 57% of this increase related to additional integration services and the delivery of hardware at Vodafone and the remainder related mostly to new implementations in Asia Pacific, Europe and North America. Maintenance revenue related to XMS increased to $3.8 million in the nine months ended September 30, 2005 from $2.0 million in the prior year period. Of the $1.8 million increase, approximately 54% was related to our XMG product, mostly due to increased maintenance revenue from Hewlett-Packard (as a reseller to Sprint PCS), and approximately 43% was related to our AGW product.

Managed alerts services revenue from our X-treme Alerts Platform included in XMS was $116,000 and $367,000 in the three and nine months ended September 30, 2005, compared to $197,000 and $273,000 in the same periods of 2004. Most of the revenue in 2004 and 2005 was derived from one customer that adopted this platform as part of its customer retention and loyalty program.

Service revenue from our non-XMS products, including those sold primarily to the financial services industry, was $181,000 and $672,000 in the three and nine months ended September 30, 2005, compared to $236,000 and $813,000 in the corresponding periods in 2004. We will continue to perform under the contracts we currently have with these customers and anticipate that service revenue from these customers will be approximately $180,000 in the fourth quarter of 2005. Our ability to achieve this revenue, however, is dependent on our customers for these products renewing their contracts.

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

•

Amortization of intangible assets: Intangible assets include intellectual property we have acquired and either license as a stand-alone product or embed in one or more of our software products. Acquired software is amortized on a straight-line basis over a period of two to five years. All acquired software had been fully amortized or written down to nil by the end of September 2003. Therefore, amortization expense was nil in each of the three and nine month periods ending September 30, 2005 and 2004.

•

Third Party Inventory: Cost of product revenue also includes the cost of third party inventory purchased from third parties and sold to our customers. In the three and nine months ended September 30, 2005 and September 30, 2004, we did not purchase or sell any third party inventory to our customers.

•

Other: Some of our products include third party embedded software that we license.  In the three and nine months ended September 30, 2005, we recorded $10,000 and $25,000 of license fees to third party vendors for the use of software embedded in our products, compared to nil in the three and nine months ended September 30, 2004.

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

Cost of services revenue increased to $1.8 million and $5.7 million for the three and nine months ended September 30, 2005, compared to $1.5 and $4.6 million for the same periods in 2004. Hardware costs related to a customer deployment of approximately $155,000 and $625,000 in the three and nine months ended September 30, 2005, respectively, are included in these totals. Our integration, product support and managed services related revenue were all significantly higher in the three and nine months ended September 30, 2005, compared to the same periods in 2004, leading to increased costs in these areas. Due to improved resource utilization, cost of services revenue increased by a lower percentage than revenue. Cost of services revenue, as a percentage of revenue, was 40% and 39% for the three and nine months ended September 30, 2005, compared to 43% and 48% in the same periods in 2004. Our average professional services headcount increased to 27 in the third quarter of 2005, compared to 14 in the same period of 2004, as we added personnel to meet commitments to our customers. At the end of the third quarter of 2005, we had 28 professional services personnel, compared to 16 at the end of the second quarter of 2004. Costs related to these personnel increased by 64% and 35% in the three and nine months ended September 30, 2005, compared to the same periods of 2004 while average headcount increased by 91% and 70%, compared to the same periods of 2004. The geographic mix of our professional services personnel changed from the third quarter of 2004 to the third quarter of 2005, resulting in a lower cost per employee.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses include compensation of software development personnel working on the continuing enhancement of our products and our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses and allocated operating expenses.

Research and development expenses were $1.8 and $5.1 million for the three and nine months ended September 30, 2005, compared to $1.4 and $4.9 million for the same periods in 2004. As part of our 2004 restructuring initiative, we reduced our R&D headcount in the first quarter of 2004 from 48 in January 2004 to 34 at March 31, 2004. Due to our acquisition of the AGW product in the second quarter of 2004 and to meet customer commitments in other areas, we have added R&D personnel since March 2004. Our average R&D headcount in the three and nine months ended September 30, 2005 was 56 and 52, compared to 45 and 43 in the corresponding periods in 2004. Our R&D headcount at September 30, 2005 was 55, compared to 47 at September 30, 2004. Costs related to R&D personnel increased by 19% in the three months ended September 30, 2005 and increased by 5% in the nine months ended September 30, 2005, compared to the corresponding periods of 2004, while average headcount increased by 24% and 21% in the three and nine months ended September 30, 2005, compared to the corresponding periods in 2004. Our R&D costs have increased by a lower percentage than our R&D headcount because we have a higher proportion of our development team in more cost-effective locations. The average cost per R&D employee was lower by 4% and 14% in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.

We continue to evaluate our R&D expenditure needs based on our anticipated product development schedule and the current market environment. R&D expense, as a percentage of revenue, was 40% and 35% for the three and nine months ended September 30, 2005, compared to 40% and 52% for the same periods in 2004.

SALES AND MARKETING

Sales and marketing (“S&M”) expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

Sales and marketing expenses were $930,000 and $3.1 million for the three and nine months ended September 30, 2005, compared to $1.1 million and $3.7 million for the same periods in 2004. The average number of S&M personnel was 17 and 18, respectively, in the three and nine months ended September 30, 2005, compared to 18 and 19 in the corresponding periods of 2004.  At both September 30, 2005 and 2004, we had 17 sales and marketing personnel. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 21% for each of the three and nine months ended September 30, 2005, compared to 31% and 38% for the same periods in 2004.

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

G&A expenses were $748,000 and $2.4 million for the three and nine months ended September 30, 2005, compared to $796,000 and $2.4 million for the same periods in 2004. Our average G&A headcount in both the three and nine months ended September 30, 2005 was 13, compared to 13 and 14, respectively, in the corresponding periods of 2004. At September 30, 2005, the number of G&A personnel was 13, unchanged from September 30, 2004.  G&A personnel costs increased by $27,000 and $51,000 in the three and nine months ended September 30, 2005, compared to the same periods of 2004. G&A expense, as a percentage of revenue, was 17% and 16% for the three and nine months ended September 30, 2005, compared to 23% and 25% for the same periods in 2004.

DEPRECIATION

Depreciation expense was $150,000 and $472,000 in the three and nine months ended September 30, 2005, compared to $124,000 and $429,000 for the same periods in 2004. Over the past six quarters, we have increased our investments in fixed assets to allow us to pursue business opportunities. We anticipate that we will make further purchases of fixed assets in the fourth quarter of 2005.

STOCK-BASED COMPENSATION

Effective January 1, 2003, we prospectively adopted the fair value accounting for stock-based awards, as prescribed by SFAS 123, Accounting for Stock-based Compensation.  Prior to January 1, 2003, we elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards that may be settled in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).  APB 25 is based upon an intrinsic value method of accounting for stock-based compensation. Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

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

Stock-based compensation increased to $348,000 and $700,000 for the three and nine months ended September 30, 2005, compared to $39,000 and $89,000 for the corresponding periods in 2004. All stock compensation expenses in both periods related to the expensing of the fair value of options granted since January 1, 2003.

RESTRUCTURING COSTS

In the three and nine months ended September 30, 2005, we recorded restructuring charges of nil and nil, compared to a reversal of $181,000 and a net charge of $1.0 million in the corresponding periods of 2004. In the three months ended September 30, 2004, we reversed $181,000 in hosting exit costs that were included as “Restructuring charges” in the financial statements for the period ended June 30, 2004 because certain hosting exit charges were lower than we initially expected.  As of September 30, 2004, we had fully exited all hosting arrangements related to legacy customers.

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

Included in our “Accrued Liabilities” as at September 30, 2005 is approximately $93,000 in remaining obligations arising from our restructuring activity undertaken in 2002. Specifically, it relates to the remaining costs associated with an office in Europe that we have vacated. Although the space is sublet, we are obligated to refurbish the space at the end of the lease. We expect to pay out the remaining balance by the end of the first quarter of 2006.

We continue to evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from or contribution to the business of that product or function.

INTEREST EXPENSE

We had net interest expenses of $172,000 and $538,000 in the three and nine months ended September 30, 2005, compared to net interest expenses of $183,000 and $186,000 in the same periods of 2004. We issued $8.0 million in convertible notes in the second quarter of 2004 and the interest expense associated with this debt was $249,000 and $738,000 in the three and nine months ended September 30, 2005. Interest earned in the three and nine months ended September 30, 2005 was $77,000 and $200,000 and was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from the convertible debt financing completed in the second quarter of 2004.

Net interest expense is expected to be approximately $188,000 in the fourth quarter of 2005; being $251,000 in interest charges related to the convertible notes payable to related parties offset by interest income of approximately $63,000.

LOSS ON SETTLEMENT OF LIABILITY

On January 3, 2005, we issued 33,549 common shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000. The payment was related to the extinguishment of the liability related to interest due on the convertible notes payable to related parties. We have the option of paying the interest portion due quarterly on the notes payable in cash or shares at a conversion price of $3.07 (see note 3 to the interim financial statements for further details). In the event we settle future interest obligations in shares, we will record additional charges, the amount of which will depend on the price of our shares at the time of settlement. No interest payments were made in the three months ended September 30, 2005. In the nine months ended September 30, 2005, we made cash payments totaling $210,000 in settlement of interest due to Austin Ventures.

NET LOSS

Our net loss was $1.5 million in the three months ended September 30, 2005, compared to $1.5 million in the three months ended September 30, 2004. Our net loss for the nine months ended September 30, 2005 decreased to $3.4 million from $7.7 million in the same period of 2004. The net loss in the three months ended September 30, 2004 included a reversal of $181,000 in restructuring charges while the net loss in the nine months ended September 30, 2004 included a charge of $1.0 million related to restructuring charges.

Our year to date net loss has decreased significantly from the same period in 2004 because revenue increased by $5.3 million while total operating expenses increased by $516,000, interest expense increased by $352,000 and loss on settlement of liability increased by $165,000, in each case, compared to the same period in 2004. The year to date 2004 net loss included the net $1.0 million restructuring charge discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected balance sheet information as of September 30, 2005 and December 31, 2004 (in thousands of U.S. dollars):

	September 30, 2005	December 31, 2004

Cash and cash equivalents	$3,375	$5,417
Short-term investments	6,501	8,005
Restricted cash	220	210

	10,096	13,632
Other current assets less current liabilities	1,966	424

Working capital	$12,062	$14,056

At September 30, 2005, our cash and short-term investments and restricted cash were $10.1 million, compared to $13.6 million at December 31, 2004, a reduction of $3.5 million.  The reduction was primarily due to uses of cash in operating activities, most notably our loss excluding non-cash items of $2.0 million in the nine months ended September 30, 2005 and the increase in accounts receivable of $1.6 million, offset by a net cash flow from other operating activities of approximately $400,000, as well as the purchase of $332,000 in fixed assets in the nine months ended September 30, 2005.

Our accounts receivables balance as at September 30, 2005 was $4.4 million, with approximately 93% of the balance being either current or less than 30 days past due.  We did not incur any bad debt expense in the three and nine months ended September 30, 2005 and 2004 and we believe that the current reserve of $19,000 is sufficient and that our accounts receivable will be collected. Our accrued liabilities balance of $2.0 million includes approximately $93,000 related to our 2002 restructuring that we anticipate will be paid in 2006.

The following table presents selected cash flow information for the three and nine months ended September 30, 2005 and 2004 (in thousands of U.S. dollars):

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net cash flows from operating activities	$(1,294)	$(1,532)	$(3,257)	$(8,152)
Net cash flows from financing activities	17	—	61	7,648
Net cash flows from investing activities	1,419	(6,596)	1,154	(6,896)
Effect of exchange rate changes on cash	(15)	(3)	—	7

Net increase (decrease) in cash and cash equivalents	$127	$(8,131)	$(2,042)	$(7,393)

We had a net cash use from operating activities of $1.3 million in the three months ended September 30, 2005, compared to a net cash use in operating activities of $1.5 million in the same period of 2004. For the nine months ended September 30, 2005, net cash used in operating activities decreased to $3.3 million, compared to $8.2 million for the same period in 2004. Net cash used in operating activities for the three months ended September 30, 2005 consisted of our net loss of $1.5 million offset by non-cash items; specifically depreciation of $150,000, amortization of deferred charges of $29,000 and stock-based compensation of $348,000 plus an increase in accounts receivable of $641,000 (other working capital items resulted in a net cash source $289,000). Net cash used in operating activities for the three months ended September 30, 2004 consisted of our net loss of $1.5 million and a cash outflow of $257,000 related to working capital account changes, offset by non-cash items, specifically depreciation of $124,000, amortization of deferred charges of $29,000 and stock-based compensation expense of $39,000. The improved cash flows from operations in the three and nine months ended September 30, 2005, compared to the corresponding periods in 2004 has been achieved through increased revenue year over year.

Financing activities provided a cash source of $17,000 and $61,000 in the three and nine months ended September 30, 2005. These amounts were related to the issuance of common shares on the exercise of options. Cash flows from financing activities were nil and $7.6 million in the three and nine months ended September 30, 2004. The amount in the nine months ended September 30, 2004 was represents the proceeds from the convertible debt issuance completed in the second quarter of 2004 of $8.0 million offset by expenses of $352,000 related to the financing, recorded as deferred charges.

Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $57,000 and $332,000 in the three and nine months ended September 30, 2005, compared to cash use of $133,000 and $681,000 in the same periods in 2004. The amount in each period is related to the purchase of fixed assets.

We anticipate our cash expenditures in the next four quarters will be in the range of $5.3 million to $6.0 million per quarter. We will maintain our focus on cost management and believe that our existing cash and cash equivalents, short term investments and our estimated cash from sales in the next twelve months will be sufficient to cover our cash requirements, including planned capital expenditures, for at least the next twelve months.

While we have no current plans to raise additional capital, we may seek to do so in the future depending upon market conditions and conditions in our business.  We may also require additional financing if we expand our operations at a faster rate than currently anticipated, if we decide to increase our R&D investments, if our costs unexpectedly increase, if our revenues decrease, if we lose one or more significant customers, or if we seek to effect one or more significant acquisitions.

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

Quarter ended (In thousands of U.S. dollars, except number of shares and per share amounts)	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31 2004	Sept. 30 2004	Jun. 30 2004	Mar. 31, 2004	Dec. 31 2003

Revenue
Product	$1,295	$1,704	$2,985	$3,140	$2,013	$1,930	$1,761	$1,643
Services	3,166	2,912	2,820	2,380	1,489	1,119	1,240	1,574

Total revenue	4,461	4,616	5,805	5,520	3,502	3,049	3,001	3,217
Operating expenses:
Cost of product revenue
Other	10	10	5	26	—	—	—	—
Cost of service revenue	1,804	1,907	2,026	2,044	1,505	1,537	1,528	1,577
Research and development	1,768	1,693	1,687	1,339	1,410	1,433	2,089	1,920
Sales and marketing	930	1,023	1,168	1,316	1,093	1,197	1,379	1,241
General and administrative	748	853	804	690	796	755	833	1,004
Depreciation	150	165	157	166	124	120	185	168
Stock-based compensation:	—	—	—	—	—
Cost of revenue	19	15	7	6	4	3	2	6
Research and development	43	35	19	17	10	9	4	16
Sales and marketing	53	43	16	14	9	7	4	14
General and administrative	233	186	31	26	16	14	7	26
Restructuring costs	—	—	—	(26)	(181)	(900)	2,100	(250)
Write-down of goodwill, intangible and other assets	—	—	—	—	—	—	—	9,097

Total operating expenses	5,758	5,930	5,920	5,618	4,786	4,175	8,131	14,819

Loss from operations	(1,297)	(1,314)	(115)	(98)	(1,284)	(1,126)	(5,130)	(11,602)
Interest income (expense), net	(172)	(180)	(186)	(210)	(183)	(19)	16	32
Loss on settlement of liability	—	—	(165)	—	—	—	—	—
Gain on sale of investments	—	—	—	—	—	—	—	283

Loss for the period	$(1,469)	$(1,494)	$(466)	$(308)	$(1,467)	$(1,145)	$(5,114)	$(11,287)

Basic and diluted loss per share	$(0.24)	$(0.25)	$(0.08)	$(0.05)	$(0.25)	$(0.19)	$(0.85)	$(1.89)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	6,036	6,033	6,027	5,985	5,983	5,983	5,983	5,983

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

COMPETITIVE LANDSCAPE

Many of our competitors are significantly larger than us in terms of revenue, marketing and research and development expenditures and numbers of employees in their sales, services and support organizations. The competitors we face on our X-treme Mobility Suite sales opportunities include Nokia, Ericsson, Comverse, Alcatel and Openwave. Our success is dependent on our ability to win our share of these opportunities against these larger competitors and to retain our customers. Many of these competitors are able to bundle other products (including handsets and/or network equipment) into sales of competitive products, which they might argue is more beneficial to their customers.  We do not believe that we can offer similar product bundles, which could prevent us from competing with these competitors, offering similar pricing, retaining key customers or acquiring new customers. These competitors with greater resources may also be in a better position than us to make necessary or advantageous investments in the development or acquisition of new products and services. Additionally, in some of our messaging deals, we see price-driven competition from smaller private companies, particularly European-based companies, including First Hop.

CUSTOMER CONCENTRATION

To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. In the three months ended September 30, 2005, 38% of our revenue was derived from Hewlett-Packard (as reseller to Sprint PCS), 18% was derived from Vodafone and 13% was derived from Nokia.  Most of our revenue from these customers and our other customers depends on their or their customers’ continued use of our products. If our customers or their customers discontinue or materially reduce their use of our products, or obtain one or more additional suppliers of competing software and services, our revenues will decline.

As discussed under “Product Revenue” and “Service Revenue” in “Results of Operations” above, on October 31, 2005, the subcontract agreement with respect to the deployment of 724 Solutions’ access gateway solution at Sprint between us and Hewlett-Packard terminated. We expect this change will reduce our total product and service revenue from Hewlett-Packard (as a reseller to Sprint) by approximately $545,000 per month beginning in November 2005 from the monthly revenue achieved from January 2005 through October 2005.

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

IMPACT OF INTEREST RATE EXPOSURE

As of September 30, 2005, we had approximately $10.1 million in cash, cash equivalents, short-term investments and restricted cash, of which $6.7 million consisted of short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. Our convertible notes payable to related parties bear interest at a fixed rate.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

Our functional currency is the U.S. dollar, as we recognize the majority of our revenues in U.S. dollars.  In the foreseeable future, the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results.  We do not currently hedge against these currency fluctuations. In the three months ended September 30, 2005, we incurred realized and unrealized foreign currency losses relating to the translation of our non-U.S. dollar denominated monetary assets and liabilities of approximately $2,000.

Item 4.	Controls and Procedures.

          Prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company’s disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There have not been any changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

          In June 2001, 724 Solutions, Inc. (“the Company”) was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in January 2000.  The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation and FleetBoston Robertson Stephens, as well as former officers and directors of the Company Gregory Wolfond, Christopher Erickson, Andre Boysen, Kerry McLellan, and Karen Basian, as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock.  A consolidated amended complaint was filed April 19, 2002.  The Company and its former officers and directors are named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

          On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss the IPO Litigation, including the action involving the Company.  On July 15, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation.  On February 19, 2003, the Court ruled on the motions.  The Court denied the Company’s motion to dismiss the claims against it under Rule 10b-5.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.  In addition, the individual defendants in the IPO Litigation, Gregory Wolfond, Christopher Erickson, Andre Boysen, Kerry McLellan, and Karen Basian signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

          In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about July 2, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed partial settlement. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the amended complaint.  The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurance carriers.

          In June 2004, an agreement of settlement was submitted to the court for preliminary approval.  The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement.  The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004.  The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.

          On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006.  The settlement fairness hearing has been set for April 26, 2006.  Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

          Due to the inherent uncertainties of litigation, and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.

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

Signatures	Titles	Date

/s/ John J. Sims	Chief Executive Officer (principal executive officer)	November 14, 2005

John J. Sims

/s/ Glenn Barrett	Chief Financial Officer (principal financial and accounting officer)	November 14, 2005

Glenn Barrett