Form 10-K
period 2005-12-31
724 SOLUTIONS INC
filed 2006-03-31
CIK 1097641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
 (Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common shares on June 30, 2005 of $8.36, as reported on the Nasdaq National Market, was approximately $45.5 million.  Common shares held as of June 30, 2005 by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 1, 2006, the Registrant had outstanding 6,074,703 common shares, no par value.

INDEX

724 SOLUTIONS INC.

ANNUAL REPORT ON FORM 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

          Statements contained in this annual report on Form 10-K (“Report”) which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: future developments in our markets and the markets in which we expect to compete, including the wireless communications industry; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

          The accuracy of these statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A—Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

AN INVESTMENT IN OUR COMMON SHARES INVOLVES SUBSTANTIAL RISKS AND UNCERTAINTIES.  WE ENCOURAGE YOU TO CAREFULLY REVIEW THE INFORMATION SET FORTH IN PART I, ITEM I; PART I, ITEM 1A  UNDER THE CAPTION “RISK FACTORS”; AND THE FOREGOING SECTION TITLED “INFORMATION REGARDING FORWARD-LOOKING STATEMENTS”, FOR A DESCRIPTION OF THESE RISKS AND UNCERTAINTIES.

          724 Solutions Inc. (“724 Solutions”, the “Company”, the “Corporation”, or “we”, “us” or applicable derivations thereof) designs, develops, markets and supports software products for use by mobile network operators worldwide. Mobile network operators are telecommunications companies that provide a range of mobile voice and data communications services to their consumer and business customers.  Examples of large mobile network operators include Verizon Wireless, Cingular Wireless, Sprint Nextel, Vodafone and China Mobile.

          We offer software products that enable Internet connectivity to mobile devices such as mobile phones and handheld computing devices.  We also offer software that helps to deliver text messaging, multimedia messaging, voice services and transactions to mobile network operators’ end user customers using mobile phones and handheld computing devices.

          We were incorporated in 1997 and we introduced our initial products in 1999. Initially, we focused on creating wireless software products that assisted financial services companies in making their traditional services available to their customers wirelessly from mobile phones and other handheld computing devices.  In January 2001, we acquired Tantau Software with a view to expanding our customer base, utilizing Tantau’s software products to strengthen our products offered to financial services customers, and to expand our sales to mobile network operators.  In 2001, we began offering our mobile alerting software products and our mobile Internet gateway product (software that enables internet connectivity to mobile devices) to mobile network operators. In October 2002, our products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite (XMS) of products.  We no longer offer products developed specifically for financial institutions, although we continue to provide services to a small number of financial services customers and continue to support earlier sales to them.

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

PROPOSAL FROM AUSTIN VENTURES

          On February 28, 2006 we received a proposal from our largest shareholder, Austin Ventures, to acquire all of our outstanding common shares not owned by Austin Ventures for cash consideration of $3.07 per common share.

          Austin Ventures proposed that the transaction be effected by way of a court-approved plan of arrangement.  In addition to court approval, the transaction would require the approval of our shareholders, including by way of a majority of the votes cast by holders other than Austin Ventures and related parties.

          Our Board of Directors had previously formed a Special Committee composed entirely of directors who are independent of management and independent of Austin Ventures to consider potential value enhancing strategic transactions for our shareholders.  This Special Committee, in consultation with our financial and legal advisors, reviewed and considered the Austin Ventures proposal, as well as other potential means to maximize shareholder value.  The evaluation by the Special Committee was independent of ongoing company operations.

          On March 9, 2006, Austin Ventures submitted a revised non-binding proposal to acquire all of our outstanding common shares not owned by Austin Ventures for cash consideration of $3.34 per common share.  We accepted the revised proposal after careful consideration and evaluation by our Special Committee of independent directors in conjunction with our financial and legal advisors.  This revised and accepted proposal is set to terminate on April 6, 2006 in the event a definitive arrangement agreement is not reached by that date.

          We and Austin Ventures intend to move diligently towards negotiating a definitive arrangement agreement and, subject to receipt of a satisfactory fairness opinion and valuation report and completion by Austin Ventures of its due diligence, completing a transaction in accordance with the agreement and all applicable legal and regulatory requirements.

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

          TANTAU SOFTWARE.    In January 2001, we completed our acquisition of Austin-based Tantau Software, a developer and designer of software and related services that enable enterprises to conduct high-volume, secure, m-commerce transactions. As part of the transaction, 724 Solutions issued to Tantau’s equity holders 1.9 million shares, and outstanding options to purchase shares of Tantau were converted into options to purchase an aggregate of 180,000 of our shares (all adjusted for the 10 for 1 reverse split undertaken in April 2003). After the completion of the transaction, 724 Solutions’ shareholders owned approximately 68% of the combined company and Tantau’s shareholders owned approximately 32% of the combined company, on a fully diluted basis.

          The purpose of the acquisition was to create a global provider of software primarily for the mobile data marketplace. The combined company was intended to have an expanded geographic presence and set of customers, strong infrastructure and application technology, an experienced management team, and a greater ability to address a broader market, including the mobile network operator market. Our X-treme Mobility Gateway product that we sell to mobile network operators incorporates technology that we acquired through our purchase of Tantau. Following the completion of the transaction, John Sims, Tantau’s president and chief executive officer, assumed the role of chief executive officer of 724 Solutions.

INDUSTRY OVERVIEW

          Our principal focus is to design, develop, acquire, market and support software products for the mobile telecommunications marketplace. In this market, we work with mobile network operators and other industry participants to deliver a wide variety of data services.

          Over the course of the past several years mobile network operators have developed a mobile data business that is built around a series of discrete data services that now collectively generate a meaningful percentage of their overall revenues. These data services include games, polyphonic ring tones, color content and graphics, animation, short messaging services (SMS) and multi-media messaging services (MMS). Also, mobile network operators are introducing services based on location technologies, e-mail services and application to peer services such as a multimedia message showing the winning goal in a sporting event. Our software assists mobile network operators in delivering these services.

           Mobile network operators, equipment manufacturers and infrastructure and application software providers are responding to the growing demand for wireless access to Internet-related and other mobile data services in a variety of ways. For example, mobile network operators continue to roll out next generation networks, which are required for the delivery of advanced mobile data services and improved user experience with existing services. Our software products address important aspects of these next generation networks. Mobile phone and other mobile equipment manufacturers are also increasingly making mobile data functionality a key feature of their product offerings. For example, mobile device manufacturers are increasingly offering higher quality and feature-rich mobile devices. We expect that the continued implementation of next generation networks and the continued development of mobile devices will contribute to a further increase in the use of data services and a greater reliance on software like ours to support those services.

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

          IMPROVE OPERATING EFFICIENCY: We maintain a conservative approach to the management of costs and have implemented a series of initiatives over the past four years to substantially improve our cost structure. We will continue to look for ways to reduce our operating costs and deliver our products efficiently.

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

          ACHIEVE LEVELS OF RELIABILITY ON PAR WITH VOICE NETWORKS: Our core technology is capable of being deployed on a robust and geographically distributed basis, allowing our customers to achieve levels of availability equivalent to those derived from voice networks.

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

          X-treme Mobility Gateway

          The X-treme Mobility Gateway (XMG) is an open, secure, scalable and fault tolerant software product that is used in a mobile network operator’s data network. XMG allows mobile device users to connect to a mobile network operator’s data network.  During the connection setup, XMG facilitates the user’s login to the mobile network operator’s network.  Once a user is connected, the user can send requests for data services, such as mobile ringtones, from the user’s mobile device.  These requests are sent from the user’s mobile device to XMG, and XMG forwards the request to the data service provider.  The data service provider then sends the data as a response to XMG, which forwards it on to the appropriate user device.   Sales of our XMG product accounted for approximately 60% of the revenue from our XMS suite in the year ended December 31, 2005.

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

          The current subscriber functionality provided by AGW is Legacy Device support, Email Smart Push and Multimedia Album.

•

Legacy Device Support:  As mobile network operators offer multimedia services, such as picture messaging, the subscribers to whom they can offer these services are limited to those subscribers with multimedia capable terminals. With Legacy Device support, subscribers who do not have multimedia capable devices can still participate in multimedia services.  These subscribers receive a text message with a link to a website where they can view the multimedia messages sent to them.  This expands the addressable subscriber base for multimedia services.

•	Email Smart Push (ESP): ESP allows multimedia subscribers to send multimedia messages to email addresses. This expands the addressable subscriber base for multimedia services.

•

Multimedia Album: The Multimedia Album is a web-based service that allows subscribers to create, edit, store, send and share multimedia messages.  Additionally, subscribers can upload multimedia messages from their terminals into their albums, and upload media from their PCs into their albums.

SUPPORT SERVICES

          Together with our resellers and distributors, we offer a services suite that includes professional services, training services, support and XAP application hosting. These services are designed to quickly deliver cost-effective solutions.

•

Professional Services – Our professional services team and our system integrators provide our customers with a range of services to allow them to rapidly integrate and deploy our technology and bring their various mobile data services and applications to market. Our professional services focus on those areas where our products interface with our customers’ internal systems and on those areas where our customers are looking to differentiate their services in the marketplace.

•

Training Services – We provide our customers with sophisticated product information and hands-on experience in order to help improve productivity and minimize learning time so they can take full advantage of their technology investment.

•

Customer Support – We provide our customers with ongoing technical support as an essential part of the sale and servicing of our products.  We offer our customers several options for obtaining this support ranging from standard product support to onsite, dedicated teams supporting an entire solution including hardware, custom code and 724 products.

•

XAP Application Hosting – We provide a managed X-treme Alerts Platform, including voice alerts, SMS alerts, Multimedia Message (MMS) alerts, fraud alerts and collection alerts.  Our XAP software is hosted in New Jersey with Computer Sciences Corporation, and the voice hardware is housed in Florida with InterVoice.

CUSTOMERS

          We sell our software products to customers throughout the world, primarily directly or indirectly through resellers and systems integrators to mobile network operators. In addition, we provide our customers with support, maintenance, professional services and training services.

          Our agreements with our mobile network operator customers grant them nonexclusive licenses to use our software in connection with providing mobile data services to their subscribers. Similarly, our agreements with resellers and systems integrators grant the resellers and systems integrators nonexclusive licenses to resell our software to mobile network operators in connection with providing mobile data services to their subscribers. The relevant contractual terms, including pricing and payment terms for licenses, are negotiated with each customer. Products are licensed under either a perpetual license model or under a time-based license model. In addition, we typically provide fee-based maintenance and support services to mobile network operators, directly or indirectly through resellers and systems integrators, under which such operators receive error corrections and remote support.

          In 2005, we derived approximately 0%, 49.1%, 43.4% and 7.5% of our revenues from customers in Canada, the United States, Europe and Asia Pacific, respectively. In 2004, we derived approximately 0%, 70.4%, 28.2% and 1.4% of our revenues from customers in Canada, the United States, Europe and Asia Pacific, respectively. See note 14 to our consolidated financial statements.

HEWLETT-PACKARD COMPANY

          In January 2002, we entered into a subcontract agreement with Hewlett-Packard Company in connection with a wireless gateway project at Sprint Nextel. Under this agreement, we licensed our X-treme Mobility Gateway product to Hewlett-Packard for re-licensing the software to Sprint Nextel. We also agreed, as subcontractor to Hewlett-Packard, to develop custom software for Sprint and to perform related services in connection with the software. These services included the integration of the software at Sprint Nextel and ongoing consultancy, training and maintenance and support services in connection with the software.  All of these services were performed as a subcontractor to Hewlett-Packard, and we received remuneration as follows:  license fees for the use of our software by Sprint Nextel, professional services fees for performance of integration, consultancy and training services, and maintenance and support fees with respect to support for the software.

          This subcontract agreement was terminated as of October 31, 2005.  We recognized approximately $5.9 million in revenue in the twelve months ended December 31, 2005 related to this subcontract. This represented 32% of our total revenue of $18.3 million. We anticipate that the termination of this subcontract will result in a reduction in monthly revenues of approximately $500,000. Our contract with Sprint Nextel for our XSAM product is unaffected by this termination.

RESEARCH AND DEVELOPMENT

          As of March 1, 2006, our research and development department consisted of 59 employees and full-time equivalents. These employees are responsible for assessing new technologies, scheduling new releases, product architecture, security, performance engineering, product requirements, quality assurance and product support.

SALES AND MARKETING

          Our sales and marketing activities are primarily directed at mobile network operators. A number of departments within a customer’s organization are typically involved in purchase decisions with respect to our products, including senior management, network engineering personnel, and the procurement and marketing departments.

          We maintain sales offices in the United States, the United Kingdom and Hong Kong, and we have individual sales representatives in several other countries. Our sales activities are supported by marketing efforts, including marketing communications, product management, market research and strategic alliances. As of March 1, 2006, our sales and marketing group consisted of 15 employees and full-time equivalents. Our sales employees generally receive incentive compensation based on individual sales volume in addition to their base salaries.

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

COMPETITION

          The market for our products and services is becoming increasingly competitive. The widespread adoption of open standards may make it easier for new market entrants and existing competitors to introduce products that compete against ours. We believe that we will compete primarily on the basis of the quality, functionality and ease of integration of our products, as well as on the basis of price. Because we are smaller than most of our competitors, we believe that we can be more attentive to the needs of our customers than some of our competitors.   As a provider of next-generation IP-based network and data services, we assess potential competitors based primarily on their product functionality and range of services, the security and scalability of their product architecture, their customer base and geographic focus, and their capitalization and other resources.

Our principal current and potential competitors include:

MOBILE ACCESS GATEWAY VENDORS AND MESSAGING SOLUTION PROVIDERS: Companies in this category include Openwave Systems, LogicaCMG, Comverse, Materna, Nokia and Ericsson. Some of these companies can be both partners and competitors with respect to our software products.

ALERTS FOCUSED BUSINESSES: Companies that focus in the development and delivery of alerts and message-based technology include: Xiam, First Hop, Materna and Infospace. These companies are competitive with our XAP software product.

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

INTELLECTUAL PROPERTY

           We protect our proprietary technology through a combination of contractual confidentiality provisions, trade secrets, and patent, copyright and trademark laws. We have received registered trademarks in Australia, Canada, the United Kingdom, Mexico, Japan and the European Community. In addition, we have applied for registration of some of our trademarks in the United States.

          We have also applied for patents relating to our mobile commerce technology, the X-treme Mobility Suite of products and our multi-channel framework technology. We have applied for patent protection in Canada, the United States, Japan and Europe. To date, we have received twenty-three patents with respect to the technologies relating to our X-treme Mobility Suite of products. Our performance depends in part on our ability to protect our intellectual property rights in our products, including our ability to enforce our existing patent rights. Our XMG and XMA products are built using the key concepts in our patents of processing multiple tasks simultaneously, as opposed to sequentially, which is a cornerstone of our ability to process information faster than competitive products. Our inability to protect these rights could have a material adverse effect on our results of operations and financial condition. However, we do not believe that our business will be materially affected if we do not receive the patents and trademarks for which we have applied and not yet received.

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

EMPLOYEES

          As of March 1, 2006, we had 113 employees and full-time equivalents worldwide.

ITEM 1A.	RISK FACTORS

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

WE ARE DEPENDENT UPON THE GROWTH OF PENETRATION OF OUR PRODUCTS IN THE MOBILE NETWORK OPERATOR MARKETPLACE.

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

OUR PRODUCTS HAVE ACHIEVED LIMITED MARKET ACCEPTANCE TO DATE, AND IF THEY FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE, OUR BUSINESS WILL NOT GROW.

          Our products are among a number of competing products that are currently available in a new and rapidly evolving market. Other companies may introduce other software products that will compete with ours. Customers may not prefer our products to competing technologies. Some potential customers may be reluctant to work with us due to our fluctuating stock price, or due to our financial condition. If customers do not accept our products as the preferred solution, we may not attract new customers, and our business will not grow.

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

          To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. In 2005, 32% of our revenue was derived from Hewlett-Packard (as reseller to Sprint Nextel), 19% was derived from Vodafone and 18% was derived from Nokia.  Most of our revenue from these customers and our other customers depends on their or their customers’ continued use of our products. If our customers or their customers discontinue or materially reduce their use of our products, or obtain one or more additional suppliers of competing software and services, our revenues may decline.

          As discussed above, on October 31, 2005, our subcontract agreement with Hewlett-Packard with respect to the deployment of our access gateway solution at Sprint Nextel terminated. We recognized $5.9 million in revenue in the twelve months ended December 31, 2005 related to this subcontract. This represents 32% of our total revenue of $18.3 million.

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

          See Part I, Item 1, “Business -Customers” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

          We need to develop and introduce new products and enhancements to our existing products on a timely basis to keep pace with technological developments, evolving industry standards, changing customer requirements and competitive technologies that may render our products obsolete. These research and development efforts may require us to expend significant capital and other resources. In addition, as a result of the complexities inherent in our products, major enhancements or improvements will require long development and testing periods. If we fail to develop products and services in a timely fashion, or if we do not enhance our products to meet evolving customer needs and industry standards, including security technology, we may not remain competitive.

ANY DISRUPTION OF THE SERVICES SUPPORTED BY OUR PRODUCTS DUE TO ACCIDENTAL OR INTENTIONAL SECURITY BREACHES MAY DAMAGE OUR REPUTATION, REDUCE OUR REVENUE, EXPOSE US TO COSTLY LITIGATION OR REQUIRE CAPITAL INVESTMENTS IN ALTERNATIVE SECURITY TECHNOLOGY.

          Despite our efforts to maximize the security of our platform, we may not be able to stop unauthorized attempts to gain access to or disrupt transactions between our customers and the consumers of their services. Specifically, computer viruses, break-ins and other disruptions could lead to interruptions, delays, loss of data or the inability to accept and confirm the receipt of information or instructions regarding transactions. Any of these events could substantially damage our reputation. We rely on encryption and authentication technology licensed from third parties to provide key components of the security and authentication necessary to achieve secure transmission of confidential information. We cannot necessarily ensure that this technology, future advances in this technology or other developments will be able to prevent security breaches. As a result, we may need to develop or license other technology in the future, to the extent available, to address these security concerns.

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY EXCHANGE LOSSES.

          Our functional currency is the U.S. dollar, as we recognize the majority of our revenues in dollars.  In the foreseeable future, the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results.  We do not currently hedge against these currency fluctuations.  In the year ended December 31, 2005, we incurred realized and unrealized foreign currency losses relating to the translation of our non-U.S. dollar denominated monetary assets and liabilities of approximately $260,000. No assurance can be given as to what foreign exchange gains or losses there may be in future periods.

WE MAY LIMIT INVESTMENTS IN OTHER COMPANIES AND NEW TECHNOLOGIES.

          Because of the continuing volatility in the financial markets, as well as other factors, we intend to limit equity investments in other companies and the purchase of new technologies during the next few fiscal quarters, and possibly longer. As a result, we may not take advantage of investment opportunities that could provide us significant financial benefits, or that could provide us with the opportunity to build relationships with other companies in our industry and target markets.

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

WE WILL NEED TO RECRUIT, TRAIN AND RETAIN KEY MANAGEMENT AND OTHER QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS.

          Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. There are only a limited number of persons with the requisite skills to serve in many key management and non-management positions, and it is difficult to retain and hire these persons. If we are unable to do so, our business could be negatively affected. The morale of our current employees may have been adversely affected by previous workforce reductions and departures, potentially impacting their performance or their willingness to remain with us.  Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these staffing reductions or otherwise.

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

WE MAY BE SUBJECT TO LITIGATION CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

          As noted in Item 3 – Legal Proceedings, we and certain of our former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations and financial condition.

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

          In order to help ensure that we would have sufficient capital to take advantage of our core business opportunities, we have taken significant actions to reduce our operating expenses and in the first half of 2004, raised $8.0 million of convertible debt. However, most of our operating expenses, such as employee compensation and lease payments for facilities and equipment, are relatively stable, and these expense levels are based in part on our expectations regarding future revenues. As a result, any sustained shortfall in our revenues relative to our expectations would negatively impact our operating results. Accordingly, if the cost-cutting actions that we have taken are insufficient, we may not have sufficient capital to fund our operations, and additional capital may not be available on acceptable terms, if at all.

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

          The terms of the Secured Convertible Promissory Notes (the “Notes”) that we have issued to our affiliate, Austin Ventures, may also make it more difficult for us to obtain additional financing.  For example, these Notes limit our ability to issue equity securities at prices that are less than specified amounts, and Austin Ventures has obtained a security interest as to our assets.

          The $8.0 million of convertible debt plus interest due at maturity of approximately $1.4 million is payable in the second quarter of 2007 in cash or shares at a conversion price of $3.07 at the option of Austin Ventures. If Austin Ventures demands cash we may not have sufficient funds to meet that demand and we may have to raise additional capital. We cannot predict the terms under which capital may be available to us at that time, if at all.

RISK FACTORS RELATED TO OUR INDUSTRY

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

OUR BUSINESS DEPENDS ON CONTINUED INVESTMENT AND IMPROVEMENT IN COMMUNICATION NETWORKS.

          Some of our customers and other mobile network operators have made substantial investments in 2.5 generation and 3rd generation networks. These networks are designed to support more complex applications, and to provide consumers with a more robust user experience. If network operators delay their deployments of these networks, or do not roll them out successfully, there could be reduced demand for our products and services. In addition, if communication service providers fail to continue to make investments in their networks or do so at a slower pace in the future, there may be less demand for our products and services.

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

          We may also face competition in the future from established companies that have not previously entered the market for wireless data infrastructure software and services. Barriers to entry in the software market are relatively low and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. See Item 1 — Business - “Competition” above.

MANY OF OUR COMPETITORS ARE SIGNIFICANTLY LARGER THAN US.

          Many of our competitors are significantly larger than us in terms of revenue, marketing and research and development expenditures and numbers of employees in their sales, services and support organizations. The competitors we face on our XMS sales opportunities include Nokia, Ericsson, Comverse, Alcatel and Openwave. Our success is dependent on our ability to win our share of these opportunities against these larger competitors and to retain our customers. Many of these competitors are able to bundle other products (including handsets and/or network equipment) into sales of competitive products, which they might argue reduces risk to their customers.  We do not believe that we can offer similar product bundles, which could prevent us from competing with these competitors, offering similar pricing, retaining key customers or acquiring new customers.

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

IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, WE MAY LOSE OUR COMPETITIVE ADVANTAGE.

          We depend on our ability to develop and maintain the proprietary aspects of our technology. We seek to protect our proprietary technology, including software, documentation and other written materials under patent, trade secret and copyright laws, as well as confidentiality provisions in contracts with our customers, suppliers, contractors and employees, all of which afford limited protection. We cannot ensure that these steps will be adequate, that we will be able to secure the desired patent or trademark registrations for our patent/trademark applications in Canada, the U.S. or other countries, or that third parties will not breach the confidentiality provisions in our contracts or infringe or misappropriate our copyrights, patents or pending patents, trademarks and other proprietary rights. Similarly, we cannot ensure that our employees will comply with the confidentiality agreements that they have entered into with us, and misappropriate our technology for the benefit of a third party. If a third party or any employee breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies that are not covered by our patents or may reverse-engineer our trade secrets, software or other technology. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the U.S. and Canada. Therefore, the measures we are taking to protect our proprietary rights may not be adequate.

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

RISKS RELATING TO THE OWNERSHIP AND TRADING OF OUR COMMON SHARES

IF WE CAN NO LONGER FULFILL STOCK EXCHANGE LISTING REQUIREMENTS, THE LIQUIDITY OF OUR COMMON SHARES WILL BE LIMITED.

          On March 8, 2006, we received a Nasdaq Staff Deficiency Letter indicating that we are not in compliance with the Nasdaq’s Marketplace Rule 4310(c)(2)(B), which requires a listed company to have a minimum of  $2,500,000 in stockholders’ equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  We have submitted a response, and Nasdaq staff is reviewing our eligibility for continued listing on the Nasdaq Capital Market; however, in the event that the plan to regain and remain in compliance is not acceptable to Nasdaq staff, we may be delisted from the Nasdaq Capital Market.  The Toronto Stock Exchange (“TSX”) has its own listing requirements, with which we currently comply.

          If our common shares are not listed on the Nasdaq Capital Market, trading of our common shares could be conducted in the U.S. in the over-the-counter market on an electronic bulletin board established for unlisted securities, or directly through market makers in our common shares. If our common shares trade in the U.S. over-the-counter market, an investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common shares.  A delisting from the Nasdaq Capital Market and failure to obtain listing on such other market or exchange would subject our securities to the so-called U.S. “penny stock rules,” which impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities.  In addition, when the market price of our common shares is less than $5.00 per share, as is the case as the date of this filing, we are subject to the U.S. penny stock rules even if our common shares are still listed on the Nasdaq Capital Market.

THE RIGHTS THAT HAVE BEEN AND MAY IN THE FUTURE BE GRANTED TO OUR SHAREHOLDERS MAY ALLOW OUR BOARD AND MANAGEMENT TO DETER A POTENTIAL ACQUISITION OF OUR COMPANY.

          Our Board of Directors has adopted a shareholder rights plan, or “poison pill” which will expire on the date of our next shareholders’ meeting in 2006.  While our Board of Directors currently does not intend to seek shareholder approval to renew the shareholder rights plan, it remains in effect at the present time.   Under the plan, rights to purchase common shares have been issued to holders of common shares. These rights become exercisable under certain circumstances in which someone acquires 20% or more of our outstanding shares. As part of the $8 million financing transactions in May 2004 and June 2004 between Austin Ventures and us, our Board of Directors agreed to waive the terms and provisions of the plan to permit the acquisition by Austin Ventures or its affiliates of up to forty-nine percent of our outstanding common shares.  As a result of the plan, anyone wishing to take over the company may be forced under certain circumstances to negotiate a transaction with our Board and management or comply with certain bid criteria in order not to trigger the exercise of rights. The need to negotiate with the Board or management or to comply with certain bid criteria could add complexity to a proposed takeover. For example, a proposed hostile bidder might have to bring court or regulatory proceedings to have the shareholder rights plan cease-traded. This could prolong the take-over process and, arguably, deter a potential bidder.

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

IF THE PROPOSED PURCHASE BY AUSTIN VENTURES OF THE BALANCE OF OUR COMMON SHARES DOES NOT PROCEED, YOU MAY NOT HAVE AS BENEFICIAL AN OPPORTUNITY TO SELL YOUR SHARES, AND RESOURCES THAT WE HAVE INVESTED IN NEGOTIATING THE TRANSACTION MAY NOT PRODUCE ANY BENEFIT.

          On March 9, 2006, Austin Ventures submitted a revised non-binding proposal to acquire all of our outstanding common shares not then-owned by Austin Ventures for cash consideration of $3.34 per common share. After careful consideration and evaluation by our Special Committee of independent directors, which had been previously constituted in order to consider potential value enhancing strategic transactions for our shareholders, we accepted the proposal.  The proposal involves certain termination rights by either party, as well as an expiry date of April 6, 2006 in the event that a definitive agreement is not reached by that time.  If the transaction does not proceed, or proceeds on less favorable terms than as proposed, we may not have alternative transactions available to us or our shareholders that are as beneficial as the transaction that has been proposed.  In pursuing this transaction, we will have also expended significant management attention and resources, which may be of little or no value if an agreement cannot be achieved and closed.

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

          Shares held by a U.S. Holder generally are treated as shares in a passive foreign investment company if, at any time during the holding period of the U.S. Holder with respect to such shares, we were a passive foreign investment company.  There is a risk that we were a passive foreign investment company for the year 2005 or prior years. To determine whether we were a passive foreign investment company, our revenue and expenses and the value of our assets would need to be examined each year.  The tests are complex and require, among other things, that we determine how much of our income each year will be passive income. In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets. The manner in which the tests apply to our business is not certain.  In certain years prior to 2005, as a result of the size of our cash position, based on the published position of the Internal Revenue Service (“IRS”) that for this purpose, cash is considered to be an asset which produces passive income, even if the cash is held as working capital, we would have been considered a passive foreign investment company. The published position of the IRS that cash held as working capital is a passive asset has not been promulgated in regulations, and no other official guidance has been issued on the question.   Therefore, although the risk that we were a passive foreign investment company is substantial, it is unclear that we were a passive foreign investment company for such prior years, and shareholders should consult their own advisors regarding our status as a passive foreign investment company for 2005 and prior years. Even if it were determined that we were not a passive foreign investment company for 2005 or prior years, no assurances can be given that we will not be a passive foreign investment company in future years. See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters – Passive Foreign Investment Company Considerations.”

          Each holder of our common shares is urged to consult, his, her or its own tax advisor to discuss the potential consequences to such investor if at any time we qualify as a passive foreign investment company.

FUTURE SALES OF COMMON SHARES BY OUR EXISTING SHAREHOLDERS COULD CAUSE OUR SHARE PRICE TO FALL.

          The volume of trading in our common shares on the TSX and the NASDAQ Capital Market has not been substantial. As a result, even small dispositions of our common shares in the public market could cause the market price of the common shares to fall. The perception among investors that these sales will occur could also produce this effect.

          We have granted options to purchase our common shares in accordance with our 2005 Stock Incentive Plan, 2000 Stock Option Plan and previous stock option plans. The exercise of options and the subsequent sale of shares could adversely affect the market price of our common shares.  In addition, our affiliate, Austin Ventures, owns approximately 9% of our common shares, and if Austin Ventures exercises its right to convert the Notes held by it plus the interest due at March 1, 2006 into common shares, it will own approximately 38.5% of our outstanding common shares.  As a result, sales of our common shares by Austin Ventures could adversely affect the market price of our shares.  Austin Ventures has the right to require us to register these shares with the Securities and Exchange Commission (“SEC”) for resale.

A LIMITED NUMBER OF SHAREHOLDERS OWN A SIGNIFICANT PORTION OF OUR COMMON SHARES, AND MAY ACT, OR PREVENT CERTAIN TYPES OF CORPORATE ACTIONS, TO THE DETRIMENT OF OTHER SHAREHOLDERS.

          Our significant shareholders and members of our management team, including Austin Ventures, which is affiliated with a member of our Board of Directors, beneficially owned approximately 10% of our common shares as of March 1, 2006. Austin Ventures may receive additional common shares upon conversion of the Notes that it owns (please see note 8 to our consolidated financial statements for the year ended December 31, 2005).  Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could be otherwise beneficial to our shareholders. Furthermore, in the event that Austin Ventures were to convert all or part of the Notes as it is entitled to do, the ownership percentage of existing shareholders will be reduced, which would be reflected in certain performance metrics of the Corporation such as earnings per share, and which may also negatively impact the market value of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

          Our registered office, as required by the Canada Business Corporations Act, is located in Toronto, Ontario, Canada and our principal executive office is located in Santa Barbara, California.  We also have development and sales offices in Hong Kong, Switzerland and the United Kingdom.  We occupy all of our offices under lease agreements with terms from one to five years.

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

          On August 31, 2005, the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The Court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005.  The settlement fairness hearing has been set for April 24, 2006.  Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

          If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation. No amount is accrued at December 31, 2005, as a loss is not considered probable and estimable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common shares are listed on the Nasdaq Capital Market under the symbol “SVNX” and on the TSX (the “TSX”) under the symbol “SVN.” Prior to September 18, 2002 and between June 12, 2003 and July 13, 2004, our common shares were traded on the Nasdaq National Market. The following table sets forth the high and low closing sales prices per share of our common shares as reported on Nasdaq Capital Market and Nasdaq National Market, as applicable, and the TSX for each of the quarters during the fiscal years ending December 31, 2005 and December 31, 2004.

Year Ended December 31, 2005

	724 Solutions

	Nasdaq [US$]		TSX [Cdn. $]

	High	Low	High	Low

Q1	$15.34	$6.67	$18.80	$8.15
Q2	$14.10	$7.43	$17.23	$9.31
Q3	$8.22	$3.99	$10.00	$4.71
Q4	$5.99	$2.21	$6.94	$2.56

Year Ended December 31, 2004

	724 Solutions

	Nasdaq [US$]		TSX [Cdn. $]

	High	Low	High	Low

Q1	$4.39	$3.06	$5.75	$3.85
Q2	$4.00	$2.80	$5.23	$3.90
Q3	$3.95	$3.00	$4.96	$4.17
Q4	$7.98	$4.13	$9.60	$5.05

          On March 8, 2006 we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the Nasdaq’s Marketplace Rule 4310(c)(2)(B).  Marketplace Rule 4310(c)(2)(B) requires companies listed on the Nasdaq Capital Market to have a minimum of $2,500,000 in stockholders’ equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

          We submitted a response to Nasdaq and Nasdaq staff is reviewing our eligibility for continued listing on the Nasdaq Capital Market.  If Nasdaq is not satisfied with our proposal, they will issue a delisting notice, which can be appealed. In the event such an appeal was not successful, our shares would be delisted from Nasdaq.

RECORD HOLDERS

          As of March 1, 2006, approximately 33 of the holders of record of our Common Shares had addresses in the U.S.  These holders owned 3,944,787 Common Shares, or approximately 65% of our total issued and outstanding Common Shares.

DIVIDEND POLICY

          We have never declared or paid any cash dividends on our Common Shares.  We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

          The following table sets forth certain information relating to our option plans as of December 31, 2005:

Plan Category	Name of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Plan

Option Plans approved by the Corporation’s Shareholders	Pre-IPO Canadian Plan	8,323		$31.83	—	(1)
	Pre-IPO U.S. Plan	226		$100.00	—	(1)
	2000 Stock Option Plan	880,789	(2)	$8.94	—	(1)
	2005 Plan(3)	523,213		$5.70	251,787
Subtotal		1,412,551		$7.87	251,787
Option Plans not approved by the Corporation’s Shareholders	TANTAU Plan(4)	21,897		$21.66	—	(1)
Totals		1,434,448		$8.10	251,787

(1)	724 will not make further grants under this Plan.

(2)

Includes 15,500 Common Shares subject to options that were granted under the TANTAU Plan prior to, and assumed by us upon, the acquisition of TANTAU Software, Inc.  While these options are governed by the terms of the TANTAU Plan, applicable rules of the TSX provided that these options are notionally counted against available grant room under the 2000 Plan.

(3)

In December 2004, we granted 427,000 options to purchase Common Shares to certain of our officers and directors under the 2005 Plan, subject to obtaining shareholder approval for these grants which was subsequently obtained at our annual meeting of shareholders held in 2005.

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

MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES

          This summary of material U.S. federal income tax consequences is based on the Internal Revenue Code, Treasury regulations, administrative rulings and practice and judicial precedent, each as in effect at the date of this annual report, all of which are subject to change.  Any such change, which may or may not be retroactive, could alter the tax consequences discussed herein.  No rulings have been or are expected to be sought from the IRS concerning the tax consequences of holding common shares of 724 Solutions, and this tax discussion as to the material U.S. federal income tax consequences will not be binding on the IRS or any court.  This discussion relies on assumptions, including assumptions regarding the absence of changes in existing facts.

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

          Under recently-enacted U.S. federal income tax legislation, a non-corporate U.S. holder’s “qualified dividend income” currently is subject to tax at reduced rates not exceeding 15%. For this purpose, “qualified dividend income” generally includes dividends paid by a foreign corporation if either (a) the stock of that corporation with respect to which the dividends are paid is readily tradable on an established securities market in the U.S., or (b) that corporation is eligible for benefits of a comprehensive income tax treaty with the U.S. which includes an information exchange program and is determined to be satisfactory by the U.S. Secretary of the Treasury.  The IRS has determined that the Canada-U.S. Tax Convention is satisfactory for this purpose.  Dividends paid by a foreign corporation will not qualify for the reduced rates, however, if such corporation is treated, for the tax year in which the dividend is paid or the preceding tax year, as a “passive foreign investment company” for U.S. federal income tax purposes.  See the discussion under “Passive Foreign Investment Company Considerations” below.

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

          Common shares held by a U.S. Holder generally are treated as shares in a PFIC if, at any time during the holding period of the U.S. Holder with respect to such shares, we were a PFIC.  There is a risk that we were a PFIC for the year 2005 or prior years. To determine whether we were a PFIC, our revenue and expenses and the value of our assets would need to be examined each year. The tests are complex and require, among other things, that we determine how much of our income each year will be passive income. In addition, we are required to determine each year whether the value of our assets that produce passive income or are held to produce passive income will constitute at least 50% of our total assets. The manner in which the tests apply to our business is not certain. In certain years prior to 2005, as a result of the size of our cash position, based on the published position of the IRS that for this purpose, cash is considered to be an asset that produces passive income, even if the cash is held as working capital, we would have been considered a PFIC. The published position of the IRS that cash held as working capital is a passive asset has not been promulgated in regulations, and no other official guidance has been issued on the question.   Therefore, although the risk that we were a PFIC is substantial, it is unclear that we were a PFIC for such prior years, and shareholders should consult their own advisors regarding our PFIC status for 2005 and prior years. Even if it were determined that we were not a PFIC for 2005 or prior years, no assurances can be given that we will not be a PFIC in future years.

          If we are a PFIC for U.S. federal income tax purposes for any taxable year in which a U.S. Holder owns common shares, such U.S. Holder would be subject to certain U.S. tax consequences, including special rules applicable to certain “excess distributions,” as defined in Section 1291 of the Code, and gain on the sale of common shares. In general, the U.S. Holder must allocate the excess distribution or gain ratably to each day in such holder’s holding period for the common shares.  The portion of the excess distribution or gain allocated to the current taxable year and any taxable year in the holding period before we were a PFIC would be taxed as ordinary income for the current year.  The portion of the excess distribution or gain allocated to each of the other taxable years would be subject to tax at the maximum ordinary income rate in effect for such taxable year and an interest charge would be imposed on the resulting tax liability determined as if that liability had been due with respect to that prior year.

          The tax consequences referred to above will not apply if the U.S. Holder makes a timely election to treat us as a qualified electing fund, or QEF, for the first taxable year in which the U.S. Holder owns common shares and in which we are a PFIC, and certain other requirements are satisfied.  A shareholder making the QEF election is required for each taxable year to include in income a pro rata share of the ordinary income and net capital gain of the QEF, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge.  The inclusion in income is required regardless of whether or not we actually distribute any dividends, and a U.S. Holder could therefore have a tax liability for our earnings or gain without a corresponding receipt of cash.  To make a QEF election, U.S. Holders will need to have an annual information statement from us setting forth, among other things, our earnings and capital gains for the year.  Because of the substantial risk that we have been a PFIC, we will supply the PFIC annual information statement to any U.S. Holder who requests it, provided we are able to do so.  Further information can be requested from Investor Relations, (805) 884-8308 extension 4, or through our website at www.724.com/contactus/ir.asp.

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

          As an alternative to making the QEF election the U.S. Holder of PFIC stock which is publicly traded may in certain circumstances avoid the tax consequences generally applicable to holders of a PFIC by electing to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder’s adjusted tax basis in the PFIC stock.  Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years.  This election is available for so long as our common shares constitute “marketable stock.”  The term “marketable stock” includes stock of a PFIC that is “regularly traded” on a “qualified exchange or other market.” Generally, a “qualified exchange or other market” means (i) a national securities exchange which is registered with the U.S. Securities and Exchange Commission or the national market system established pursuant to Section 11A of the Securities Exchange Act of 1934 or (ii) a foreign securities exchange that meets certain requirements.  A class of stock that is traded on one or more qualified exchanges or other markets is “regularly traded” on such exchanges or markets for any calendar year during which such class of stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter.  We believe that the Nasdaq Capital Market will constitute a qualified exchange or other market for this purpose.  However, no assurances can be provided that our common shares will continue to trade on the Nasdaq Capital Market, that the Toronto Stock Exchange will be deemed to be a qualified exchange or other market for this purpose, or that the shares will be regularly traded for this purpose.  As set forth above, Nasdaq staff is reviewing our eligibility for continued listing on the Nasdaq Capital Market, and in the event that we cannot submit a plan to regain and remain in compliance which is acceptable to Nasdaq staff, we may be delisted from the Nasdaq, which would remove the ability of U.S. Holders to treat our shares as regularly traded on the Nasdaq Capital Market.  See “Risks Relating to the Ownership and Trading of our Common Shares.”

          Any U.S. Holder who owns, directly or indirectly, any stock in a PFIC must file an annual return with the IRS.  All U.S. Holders are advised to consult their own tax advisers about the PFIC rules generally and about the advisability, requirements, procedures and timing of their making any of the available tax elections, including the QEF or mark-to-market elections, or elections that may apply if a corporation ceases to be a PFIC.

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

          THIS TAX DISCUSSION DOES NOT PURPORT TO CONTAIN A COMPLETE ANALYSIS OR DISCUSSION OF ALL POTENTIAL TAX CONSIDERATIONS RELEVANT TO THE OWNERSHIP OF 724 SOLUTIONS COMMON SHARES.  THUS, 724 SOLUTIONS’ SHAREHOLDERS ARE URGED TO CONSULT THEIR OWN TAX ADVISORS AS TO THE SPECIFIC TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OF 724 SOLUTIONS COMMON SHARES, INCLUDING TAX RETURN REPORTING REQUIREMENTS, THE APPLICABILITY AND EFFECT OF FEDERAL, STATE, LOCAL, FOREIGN AND OTHER APPLICABLE TAX LAWS AND THE EFFECT OF ANY PROPOSED CHANGES IN THE TAX LAWS.  STOCKHOLDERS THAT ARE NOT U.S. HOLDERS SHOULD CONSULT THEIR TAX ADVISOR REGARDING THE CONSEQUENCES OF INVESTING IN 724 SOLUTIONS’ COMMON SHARES.

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

          The selected consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from our audited financial statements, which are included elsewhere in this Report.  The selected statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from other audited financial statements not included in this report.  Our results of operations beginning in the year 2001 reflect our January 2001 acquisition of Tantau.  These operating results are not necessarily indicative of results for any future period. Our historical financial results should not be relied upon as a predictor of our future performance.  The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information beginning on page F-1 in this report, as well as the information set forth under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2005	2004	2003	2002	2001

Revenue:
Product	$7,445	$8,844	$6,964	$8,823	$27,054
Services	10,820	6,228	5,891	11,905	16,763

Total revenue	18,265	15,072	12,855	20,728	43,817
Operating expenses:
Cost of product revenue
Amortization of intangible assets	—	—	3,468	4,418	80,172
Write-down of inventory	—	—	—	2,748	—
Other	28	26	—	—	904
Cost of services revenue	7,430	6,614	6,031	7,277	18,382
Research and development	6,982	6,271	9,433	16,636	39,052
Sales and marketing	4,036	4,985	6,968	17,241	36,807
General and administrative	3,362	3,074	4,086	6,973	15,904
Depreciation	597	595	908	5,068	8,142
Stock-based compensation:
Cost of services revenue	53	15	14	311	411
Research and development	122	40	1,227	10,872	27,730
Sales and marketing	136	34	296	3,833	11,077
General and administrative	720	63	141	2,787	7,951
Restructuring charges	—	993	50	17,901	16,488
Write-down of fixed assets, goodwill, intangible and other assets	—	—	9,097	7,624	324,617

Total operating expenses	23,466	22,710	41,719	103,689	587,637

Loss from operations	(5,201)	(7,638)	(28,864)	(82,961)	(543,820)
Interest income (expense), net	(709)	(396)	254	751	5,773
Loss on settlement of liability	(165)	—	—	—	—
Equity in loss of affiliate	—	—	—	—	(1,591)
Gain (loss) on sale of investments	—	—	283	150	(4,591)
Write-down of investments	—	—	—	(5,347)	(9,975)

Loss for the period	$(6,075)	$(8,034)	$(28,327)	$(87,407)	$(554,204)

Basic and diluted loss per share	$(1.01)	$(1.34)	$(4.73)	$(14.71)	$(97.20)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	6,034	5,984	5,983	5,942	5,702
Cash and cash equivalents	$5,272	$5,417	$13,436	$19,129	$60,279
Short-term investments and restricted cash	4,228	8,215	1,946	19,524	28,857
Working Capital	10,116	14,056	14,104	27,306	75,512
Fixed assets, deferred charges, goodwill, intangible and other assets	1,003	1,421	612	13,983	35,729
Total assets	13,496	18,467	18,939	55,666	135,830
Long-term liabilities	—	92	—	—	—
Notes payable to related parties	7,969	7,947	—	—	—
Notes payable, net of current portion	—	—	—	—	296
Leasehold inducements	—	—	—	—	284
Deferred consideration, net of current portion	—	—	—	—	1415
Long-term interest payable to related parties	768	343	—	—	—
Total shareholders' equity	2,382	7,095	14,716	41,289	109,246

The historic common share numbers have been adjusted to reflect the 10 for 1 share consolidation completed in the second quarter of 2003 Certain comparative figures for prior years have been reclassified to conform to the financial statement presentation adopted in the current year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read together with our audited consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

          Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Information Regarding Forward-Looking Statements”.

OVERVIEW

          724 Solutions designs, develops, markets and supports software products for use by mobile network operators worldwide. Mobile network operators are telecommunications companies that provide a range of mobile voice and data communications services to their consumer and business customers.  Examples of large mobile network operators include Verizon Wireless, Cingular Wireless, Sprint Nextel, Vodafone and China Mobile, some of which currently license our products.

          We offer software products that enable Internet connectivity to mobile devices such as mobile phones and handheld computing devices.  We also offer software that helps to deliver text messaging, multimedia messaging, voice services and transactions to mobile network operators’ end user customers using mobile phones and handheld computing devices.

          We were incorporated in 1997 and we introduced our initial products in 1999. At that time, we focused on creating software products that assisted financial services companies in making their traditional services available to their customers through mobile phones and handheld computing devices.  In January 2001, we acquired Tantau Software with a view to expanding our customer base, utilizing Tantau’s software products to strengthen our products offered to financial services customers, and to expand our sales to mobile network operators.  In 2001, we began offering our mobile alerting software products and our mobile Internet gateway product (software that enables Internet connectivity to mobile devices) to mobile network operators. In October 2002, our products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite of products (“XMS”).

          In 2002, we concluded that the adoption of wireless technologies by the financial services industry had slowed considerably.  At the same time, we judged that the market for mobile data services in the mobile network operator sector was potentially larger and likely to develop sooner. As a consequence, we began to restructure our business to focus on opportunities in the mobile network operator marketplace.  During 2004, we completed this process and are now focused on selling our software products to mobile network operators. We no longer offer products developed specifically for financial institutions, although we continue to provide services to a small number of financial services customers and continue to support earlier sales to these customers.

          We continue to develop and expand our X-treme Mobility Suite of products for mobile network operators to assist them in growing their next-generation data services.  In addition, we may in the future acquire products and/or companies that have developed software that aligns with our X-treme Mobility Suite of products.

SUBSEQUENT EVENTS

PROPOSAL FROM AUSTIN VENTURES

          On February 28, 2006 we received a proposal from Austin Ventures to acquire all of our outstanding common shares not owned by Austin Ventures for cash consideration of $3.07 per common share.

          Austin Ventures proposed that the transaction be effected by way of a court-approved plan of arrangement.  In addition to court approval, the transaction would require the approval of our shareholders, including by way of a majority of the votes cast by holders other than Austin Ventures and related parties.  Options to purchase our common shares would also be acquired as part of the acquisition.

          Our Board of Directors had previously formed a Special Committee composed entirely of directors who are independent of management and independent of Austin Ventures to consider potential value enhancing strategic transactions for our shareholders.  This Special Committee, in consultation with our financial and legal advisors, reviewed and considered the Austin Ventures proposal, as well as other potential means to maximize shareholder value.  The evaluation by the Special Committee was independent of ongoing Company operations.

           On March 9, 2006, Austin Ventures submitted a revised non-binding proposal to acquire all of our outstanding common shares not owned by Austin Ventures for cash consideration of $3.34 per common share.  We accepted the revised proposal after careful consideration and evaluation by our Special Committee of independent directors in conjunction with our financial and legal advisors.

           Austin Ventures and us intend to move diligently towards negotiating a definitive arrangement agreement and, subject to receipt of a satisfactory fairness opinion and valuation report and completion by Austin Ventures of its due diligence, completing a transaction in accordance with the agreement and all applicable legal and regulatory requirements.  This revised and accepted proposal is set to terminate on April 6, 2006 in the event a definitive arrangement agreement is not reached by that date.

NASDAQ NOTICE OF NON-COMPLIANCE

           On March 8, 2006 we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the Nasdaq’s Marketplace Rule 4310(c)(2)(B).  Marketplace Rule 4310(c)(2)(B) requires companies listed on the Nasdaq Capital Market to have a minimum of $2,500,000 in stockholders’ equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

           We submitted a response to Nasdaq and Nasdaq staff is reviewing our eligibility for continued listing on the Nasdaq Capital Market.  If Nasdaq is not satisfied with our proposal, they will issue a delisting notice which can be appealed. In the event such an appeal was not successful, our shares would be delisted from Nasdaq.

DEVELOPMENTS IN 2005

2005 STOCK OPTION PLAN

           On April 28, 2005, we held our annual and special meeting of shareholders (the “Meeting”).  At the Meeting, our shareholders approved our 2005 Stock Incentive Plan (the “2005 Plan”) adopted by our Board of Directors. A total of 775,000 common shares are initially reserved for issuance under the 2005 Plan.

           Our shareholders also approved the December 2004 grant of 427,000 options to certain of our executives, officers and directors. Subject to certain conditions, the options vest over four years from the December 2004 grant date. The total fair value at April 28, 2005 was calculated to be $2.8 million using the Black-Scholes option pricing model. The fair value related to those options that remain outstanding is being expensed as stock-based compensation over the remaining vesting period. We expensed approximately $687,000 related to this grant in 2005. Please see note 9 to our consolidated financial statements for the year ended December 31, 2005.

TERMINATION OF SUB-CONTRACT BETWEEN 724 SOLUTIONS and HEWLETT-PACKARD

           On October 31, 2005, our subcontract agreement with Hewlett-Packard terminated. We recognized approximately $5.9 million in revenue in the twelve months ended December 31, 2005 related to this subcontract. Our contract with Sprint for our X-treme Service Activity Manager product is unaffected by this termination.

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

           In some software license agreements, some of our products cannot be considered “off-the-shelf” and the contracted deliverables and professional services may be essential to the functionality of the software. In these circumstances, we recognize revenue as the deliverables and services are performed and revenue is earned in accordance with the percentage of completion method of accounting.

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

           We typically license our software on a per user or capacity basis.  Accordingly, our revenue is dependent on whether, and the extent to which our customers continue to use our software.

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

MANAGED ALERTS SERVICE FEES

           We receive revenue from providing services to our customers using our managed X-treme Alerts Platform (“XAP”).  These can include revenue from voice alerts, Short Message Service (SMS) alerts, Multimedia Message (MMS) alerts, fraud alerts, and collection alerts.  Our XAP software is hosted in New Jersey with Computer Sciences Corporation and the voice hardware is hosted in Florida with InterVoice. Customers typically pay a per alert fee, subject to monthly minimums.  The fees are recognized on a monthly basis as earned.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

           We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our general credit terms are 30 to 60 days from the invoice date.  We perform an ongoing credit evaluation of each customer’s financial condition and if the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payment, an additional allowance would be required. At December 31, 2005, our allowance for doubtful accounts totals $19,000.  Our maximum exposure to loss on receivables at any point in time is the total accounts receivable, which was $2.5 million at December 31, 2005.  Due to the significant number of estimates utilized in determining an expected rate of uncollectible receivables, actual results of collections could be materially different from these estimates.

INCOME TAXES

           We record a valuation allowance against deferred income tax assets when we believe it is not more likely than not that some portion or all of the deferred income tax assets will be realized. We consider factors such as the reversal of deferred income tax liabilities, projected taxable income, the character of the income tax asset and the potential for realization due to tax planning strategies. At December 31, 2005, while we have $86.6 million in available net tax benefit of loss carry forwards and other deferred tax assets, we have experienced losses in recent years and the extent of future income for tax purposes before utilization of these benefits is uncertain.  Accordingly, the entire balance of deferred tax assets has been reduced by a valuation allowance.  Due to the significant number of estimates and projections utilized in determining an appropriate valuation for our deferred income tax assets, the actual valuation allowance against the tax assets could be materially different from these estimates.

LITIGATION

           We are a party from time to time to legal proceedings, such as the securities litigation relating to our initial public offering. In these cases, we assess the likelihood that a loss will result, as well as the amount of that loss, and the financial statements provide for the best estimate of the losses. In making our assessment of the existence of a loss, we consider advice from legal counsel, the nature of the claim and other settlements, if any, that are occurring from similar claims.  To the extent that any of these legal proceedings are resolved and require us to pay an amount in excess of what has been provided for in the financial statements, we would be required to record, against earnings, the excess at that time. If the resolution resulted in a gain, or a loss less than that provided for, the gain is recognized when received or receivable.

VALUATION OF INTANGIBLE ASSETS

           We have acquired several other businesses. As part of the completion of any business combination, we are required to value any intangible assets acquired at the date of acquisition. We utilize the most current internally-generated and publicly available information to develop an estimate of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable at the date prepared.  This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the intangible assets acquired. There can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired intangible assets. To assist us with the valuation process, we have adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, it is possible that either we or the independent valuation experts will make judgments or estimates that differ from actual circumstances.  In these cases, we may be required to record a provision or write-off certain of our intangible assets. Similarly, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test the value of our goodwill. Changes in estimates could result in different conclusions for the underlying value of goodwill. We perform our annual impairment testing on goodwill at December 31 of each fiscal year, provided that circumstances do not arise during the year that would necessitate an earlier evaluation.  As at December 31, 2005, the carrying value of our goodwill and intangible assets has been written down to nil.

VALUATION OF FIXED ASSETS

           We monitor the appropriateness of the carrying values of our fixed assets, primarily office furniture and computer software and equipment, on an ongoing basis, in accordance with applicable accounting requirements. As required, if an indicator of potential impairment is evident, we will review the projected undiscounted future cash flows associated with the relevant fixed asset, to determine if the undiscounted cash flows exceed the carrying amount of the fixed asset. If it is determined that the net carrying amount of the fixed asset is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the asset. We utilize the most current internally-generated and publicly available information to develop our estimates of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable. Additionally, determination of fair values of fixed assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of fixed assets could materially affect our estimates.  We have recorded charges to write-down fixed assets, primarily arising due to the restructuring activities we have undertaken.  As at December 31, 2005, our net book value of fixed assets was $836,000.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

           Our consolidated financial statements for 2005 have been prepared in accordance with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

           Product revenue was $7.4 million in the year ended December 31, 2005, compared to $8.8 million in 2004. Revenue from our X-treme Mobility Suite of products was $7.1 million in the year ended December 31, 2005 compared to $8.5 million in 2004.  Our principal revenue producing deployments for XMS in both 2005 and 2004 were Hewlett-Packard (as a reseller to Sprint Nextel), Nokia and Vodafone.  On October 31, 2005, our subcontract agreement with Hewlett-Packard terminated. This change resulted in a decrease in product revenue of approximately $656,000 in the fourth quarter of 2005 compared to the prior quarter. For the year ended December 31, 2005, product revenue from Hewlett-Packard (as a reseller to Sprint Nextel) decreased by $2.3 million compared to 2004 as Sprint Nextel had significant adoption in 2004. Product revenue from Nokia decreased by approximately $313,000, product revenue from Vodafone increased by approximately $106,000 and revenue from additional license sales to existing customers and license sales to new customers accounted for product revenue of  $1.2 million.

           The termination of the Hewlett-Packard subcontract is expected to reduce our product revenue from Hewlett-Packard (as a reseller to Sprint Nextel) by approximately $3.1 million in 2006 compared to 2005. Our contract with Sprint Nextel for our X-treme Service Activity Manager product is unaffected by this termination.

           In 2005, the XMG product accounted for approximately 63% of our XMS revenue and the Application Gateway (“AGW”) product accounted for approximately 24% of XMS revenue. In 2004, the XMG and AGW products accounted for approximately 74% and 24% of the XMS revenue, respectively.  While we provide our customers with fixed or variable pricing alternatives, in 2005, as in 2004, essentially all of our key revenue producing contracts for the XMS suite were on a variable pricing model.  We anticipate that the XMS products will generate most of our product revenue in 2006.

           During 2005 and 2004, product revenue from the financial services industry was $308,000 and $328,000, respectively. We will continue to perform under the contracts we currently have with our financial services customers.  We anticipate that revenue from these customers in 2006 will remain close to 2005 levels or decline slightly. Our ability to achieve this revenue, however, is dependent on our remaining financial services customers renewing their contracts.

SERVICE REVENUE

           Service revenue increased to $10.8 million for the year ended December 31, 2005 from $6.2 million in 2004.

           In 2005, service revenue from XMS increased to $10.0 million from $5.2 million in 2004.  Implementation and customer service fee revenue increased to $4.9 million in 2005 from $1.7 million in 2004. Implementation and customer service fee revenue included approximately $1.0 million and $474,000 related to the delivery of hardware in 2005 and 2004, respectively.  Of the $3.2 million increase in implementation and customer service fee revenue, approximately $1.4 million related to increased integration and delivery of hardware to Vodafone, approximately $238,000 related to increased professional services at Nokia, approximately $647,000 was related to a new XMG and XAP installation at a customer in North America, approximately $350,000 was related to a new XAP installation at a customer in Europe, approximately $183,000 was related to a new X-treme Service Activity Manager (“XSAM”) installation at customer in Asia and most of the remaining increase was a result of increased implementation revenue related to our XSAM and XAP products.

           Managed alerts services revenue was $513,000 in 2005 compared to $455,000 in 2004. Maintenance revenue related to XMS increased to $4.5 million in 2005 from $3.0 million in 2004.

           Maintenance revenue from Nokia increased by approximately $820,000 due to increased deployment and the fact that we had a full year of revenue from AGW in 2005, maintenance revenue from Hewlett-Packard (as a reseller to Sprint Nextel) increased by approximately $264,000 due to an increased subscriber base using Sprint Nextel services, maintenance revenue from Vodafone increased by approximately $218,000 and maintenance revenue from other deployments increased by a net of approximately $260,000.

           The termination of the Hewlett-Packard reseller agreement resulted in a decrease in service revenue of approximately $524,000 in the fourth quarter of 2005 compared to the prior quarter and is expected to reduce our services revenue from Hewlett-Packard (as a reseller to Sprint Nextel) by approximately $2.8 million in 2006 compared to 2005.

           Service revenue from the financial services industry was $852,000 in 2005, down from $1.1 million in 2004, mainly because some financial services customers did not renew maintenance contracts.

OPERATING EXPENSES

COST OF PRODUCT REVENUE

           Our product revenue consists of the sale of software licenses, typically on a per user or capacity basis.  There are no significant out-of-pocket costs associated with manufacturing our software.   Costs that are associated with our software are as follows:

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

•

Amortization of intangible assets: This includes intellectual property that we have acquired and either license as a stand alone product or embed in our software product. The acquired software products are amortized on a straight-line basis over a period of two to five years. All acquired software products had been fully amortized or written down to nil by the end of September 2003 (see note 7 to our consolidated financial statements). Therefore, the amount amortized in 2005 was nil (2004 – nil).

•

Other: Some of our products include third party embedded software.  In 2005, we recorded $28,000 of license fees to third party vendors for the use of their software that has been embedded in our software (2004 – $26,000).

•

Cost of product revenue also includes the cost of third party inventory purchased from third parties and sold to our customers. In 2005 as in 2004, we did not purchase or sell any third party inventory to our customers.

COST OF SERVICES REVENUE

           Cost of services revenue consists primarily of personnel costs associated with customer support, training and implementations, as well as amounts paid to third-party consulting firms for those services, together with an allocation of expenses for our facilities and administration.  It also includes the cost of hardware and third party software that our customers require us to provide.

           Cost of services revenue was $7.4 million for the year ended December 31, 2005, compared to $6.6 million in 2004, an increase of 12%. Integration, product support and managed services related revenue were all higher in the year ended December 31, 2005 compared to 2004, leading to increased costs in these areas. Hardware costs related to customer deployments were approximately $900,000 in 2005 compared to $400,000 in 2004. Due to improved resource utilization, cost of services revenue increased by a lower percentage than revenue. As a result, cost of services revenue as a percentage of total revenue was 41% for the year ended December 31, 2005, compared to 44% in 2004.

           We ended 2005 and 2004 with 23 and 21 professional services personnel, respectively, and our average professional services headcount was 25 in 2005 and 16 in 2004. Professional services personnel costs increased by 30% in 2005 compared to 2004 while average headcount increased by 57%. The geographic mix of our professional services personnel has changed from 2004 to 2005, resulting in a lower cost per employee.

RESEARCH AND DEVELOPMENT

           Research and development expenses include compensation of software development teams working on the continuing enhancement of our products as well as our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses, and allocated operating expenses.

           Research and development (R&D) expenses increased to $7.0 million for the year ended December 31, 2005, compared to $6.3 million in 2004, an increase of 11%. Due to our acquisition of the AGW product in the second quarter of 2004 and to meet customer commitments in other areas, we have added R&D personnel since March 2004. We ended 2005 and 2004 with 56 and 49 research and development personnel, respectively.

           Costs related to R&D personnel increased by 4% in 2005 from 2004, while average headcount increased by 20% year over year. Our R&D costs have increased by a lower percentage than our R&D headcount because we have a higher proportion of our development team in more cost-effective locations.

           We continue to evaluate our R&D expenditure needs based on our product architecture and services and the current market environment. We anticipate that we will hire additional development personnel in 2006. R&D expense, as a percentage of revenue, was 38% for the year ended December 31, 2005, compared to 42% in 2004.

SALES AND MARKETING

           Sales and marketing expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

           Sales and marketing (S&M) expenses were $4.0 million for the year ended December 31, 2005, compared to $5.0 million in 2004.  The decrease is a result of the reduction in the average number of sales and marketing personnel to 17 in 2005 from 19 in 2004 and significant reductions in other sales and marketing expenditures.  We ended 2005 and 2004 with 17 and 18 sales and marketing personnel, respectively.  We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 22% for the year ended December 31, 2005, compared to 33% in 2004.

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

           G&A expenses increased to $3.4 million for the year ended December 31, 2005, compared to $3.1 million in 2004. The average number of G&A personnel was 13 in 2005 compared to 14 in 2004 and we ended 2005 with 13 general and administrative staff, unchanged from December 31, 2004.  G&A expense, as a percentage of revenue, was 18% for the year ended December 31, 2005, compared to 20% in 2004.  We may need to add additional staff in this area in the coming year to address the increased level of regulatory compliance in today’s environment.

DEPRECIATION

           Depreciation expense was $597,000 in the year ended December 31, 2005, compared to $595,000 in 2004. In 2004 and 2005, we began to reinvest in fixed assets and anticipate that we will make further purchases of fixed assets in 2006.

STOCK-BASED COMPENSATION

           Effective January 1, 2003, we prospectively adopted the fair value accounting method for stock-based awards, as prescribed by SFAS 123, Accounting for Stock-based Compensation.  Prior to January 1, 2003, we elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).  APB 25 is based upon an intrinsic value method of accounting for stock-based compensation.  Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

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

           Stock-based awards that are settled in cash or that may be settled in cash at the option of employees are recorded as liabilities.  The measurement of the liability and compensation cost for these awards is based on the intrinsic value of the award, and is recorded into operating income over the service period, that is the vesting period of the award.  Changes in our payment obligation subsequent to vesting of the award and prior to the settlement date are recorded as compensation cost over the service period in operating income. Stock-based awards that are settled in cash or equity at our option are recorded at fair value on the date of grant and recorded as additional paid-in capital.  The fair value measurement of the compensation cost for these awards is based on the Black-Scholes option pricing model, and is recorded in operating income over the service period, that is the vesting period of the award.  When awards are exercised, share capital is credited with the related portion previously credited to additional paid-in capital.

           Stock-based compensation increased to approximately $1.0 million for the year ended December 31, 2005, compared to $152,000 for the year ended December 31, 2004. Stock compensation expenses in both periods related to the expensing of the fair value of options granted since January 1, 2003.

           At our April 28, 2005 annual and special meeting of shareholders (the “Meeting”), our stockholders approved our 2005 Stock Incentive Plan (the “2005 Plan”) adopted by our Board of Directors. A total of 775,000 common shares are initially reserved for issuance under the 2005 Plan. Our stockholders also approved the December 2004 grant of 427,000 options to certain of our executives, officers and directors. Subject to certain conditions, the options vest over four years from the December 2004 grant date. The total fair value at April 28, 2005 was calculated to be $2.8 million using the Black-Scholes option pricing model. The fair value related to those options that remain outstanding will be expensed as stock-based compensation over the remaining vesting period. Approximately $687,000 of the $1.0 million in stock-based compensation expense in 2005 related to this grant.

RESTRUCTURING COSTS

           We recorded restructuring charges of nil in 2005 compared to a net restructuring charge of $1.0 million in the year ended December 31, 2004.

           Included in our “Accrued Liabilities” as at December 31, 2005 is approximately $93,000 in remaining obligations arising from a restructuring activity undertaken in 2002. Specifically, it relates to the remaining costs associated with an office in Europe that we have vacated. The space was sublet but we are obligated to refurbish the space at the end of the lease. We expect to pay out the remaining balance by the end of the first quarter of 2006.

           We continue to evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from or contribution to the business of that product or function.

INTEREST EXPENSE

           We had a net interest expense of $709,000 in the year ended December 31, 2005, compared to a net interest expense of $396,000 in 2004. We issued $8.0 million in convertible notes in the second quarter of 2004; the interest expense associated with this debt was $989,000 in 2005 compared to $524,000 in 2004. Included in the $989,000 was $850,000 payable to Austin Ventures, amortization of deferred charges of $117,000 and amortization of the beneficial conversion feature of $22,000. The increase resulted mainly from the fact that we had a full year of interest in 2005 compared to a partial year in 2004. Interest derived from cash and cash equivalent balances and short-term investments, representing primarily the proceeds from the convertible debt financing completed in the second quarter of 2004, was $280,000 in 2005 compared to $128,000 in 2004. The increase resulted from having a higher average cash and short-term investment balance in 2005 and higher interest rates in 2005.

           Net interest expense is expected to be approximately $900,000 in 2006, consisting of $1.0 million in interest charges related to the convertible notes payable to related parties offset by interest income of approximately $130,000.

LOSS ON SETTLEMENT OF LIABILITY

           In the year ended December 31, 2005, we issued 33,549 common shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000. The payment was related to the extinguishment of the liability related to interest due on the convertible notes payable to related parties. We have the option of paying the interest portion due quarterly on the Notes payable in cash or shares at a conversion price of $3.07 (see note 8 to the consolidated financial statements for further details). In the event we settle future interest obligations in shares, we will record additional charges, the amount of which will depend on the price of our shares at the time of settlement.

NET LOSS

           Our net loss decreased to $6.1 million for year ended December 31, 2005 compared to $8.0 million in 2004. Our net loss has decreased due to a number of factors. Our revenue increased by $3.2 million and we maintained tight control over our operating costs. The 2004 loss included the $1.0 million restructuring charge described above. Stock-based compensation charges increased significantly in 2005 to $1.0 million from $152,000 in 2004.

DEVELOPMENTS IN 2004

ADOPTION OF U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR REPORTING PURPOSES

           In 2003 and prior years, our consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles and we have included a reconciliation to U.S. generally accepted accounting principles. Beginning in 2004, our consolidated financial statements have been prepared using U.S. generally accepted accounting principles. We have determined that this is appropriate as the majority of our shareholders reside in the United States. Comparative financial statements have been restated to reflect this change in basis of presentation and a reconciliation setting out the differences between U.S. and Canadian generally accepted accounting principles as applied to our consolidated financial statements is provided in note 20 to our annual audited financial statements included elsewhere in this report.

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

           The principal and interest payable at maturity can be converted into our common shares at the option of Austin Ventures. All interest accrued in the second and third quarters of 2004 plus 50% of the interest charges thereafter are payable at maturity. The periodic interest payments can be paid in common shares at our option at the conversion price then in effect on the interest payment date so long as the market price of the shares on that date is greater than the conversion price. We also agreed to include two nominees from Austin Ventures in any slate of directors proposed for shareholder approval.

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

           The current subscriber functionality provided by AGW is Legacy Device support, Email Smart Push and Multimedia Album.

•

Legacy Device Support:  As mobile network operators offer multimedia services, such as picture messaging (taking a picture using a camera phone, and sending it), the subscribers to whom they can offer these services is limited to those subscribers with multimedia capable terminals. With Legacy Device support, subscribers who do not have multimedia capable terminals can still participate in multimedia services.  These subscribers receive a text message with a link to a website where they can view the multimedia messages sent to them.  This expands the addressable subscriber base for multimedia services.

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

RESTRUCTURING AND OTHER CHARGES

           During 2004, we determined it was appropriate to implement additional cost reductions. These efforts were implemented in order to reduce our total cost of revenue, development, sales and marketing and general and administrative costs from approximately $5.8 million in the first quarter of 2004 to approximately $5.0 million in the fourth quarter of 2004, excluding any hardware costs that may be part of a sale to a customer. As part of these restructuring efforts, we reduced our worldwide workforce by 23 people (2 in professional services, 3 in sales and marketing, 13 in research and development, and 5 in general and administration).  This headcount reduction was a result of consolidating development and G&A personnel by closing our offices in Germany and Finland, and reducing our marketing and sales employees from whom we did not expect to generate significant revenue. These activities were substantially completed by June 2004. At December 31, 2004, we had no significant remaining obligations due to our restructurings. In the first quarter of 2004, we initially announced that we would reduce our headcount by approximately 40 people.  With the acquisition of the AGW product in the second quarter, the additional terminations planned in the first quarter were not carried out, as these development staff were redeployed to develop and support the AGW product.

           As a result of these transactions, we recorded $1.2 million in restructuring charges during 2004 of which $674,000 related to severance and $500,000 related to lease exit costs. This amount was offset by a reduction of $181,000 in our 2002 restructuring reserve, as hosting exit costs were lower than we had projected. The $1.2 million amount is the net of the $2.1 million restructuring charge in the first quarter and the $900,000 reversal in the second quarter as described above, and an additional $26,000 reversal in the fourth quarter of 2004.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUE

PRODUCT REVENUE

           In the year ended December 31, 2004, product revenue increased to $8.8 million from $7.0 million in 2003. Revenue from our X-treme Mobility Suite of products increased to $8.5 million in 2004 from $5.8 million in 2003.  Our principal revenue producing deployments for XMS were Hewlett-Packard (as a reseller to Sprint Nextel), Nokia and a European MNO.  Hewlett-Packard (as a reseller to Sprint Nextel) contributed $151,000 of the increase in our XMS product revenue through strong continued customer adoption of mobile data services on Sprint Nextel’s Vision network.  Our OEM relationship with Nokia contributed $2.0 million of the increase and a European XMG customer accounted for $863,000 of the increase.  The increases were partially offset by decreasing product revenue at other deployments, most notably at Radiolinja Origo, where product revenue declined by $329,000 in 2004 compared to 2003, as the 2003 amount included a one-time license fee. In 2004, the XMG product accounted for approximately 74% of our revenue from XMS and the AGW product, the new product purchased from Nokia in 2004, accounted for approximately 24% of the XMS revenue.  In 2003, our XMG product accounted for approximately 93% of the XMS revenue.  While we provide our customers with fixed or variable pricing alternatives, in 2004, as in 2003, essentially all of our key revenue producing contracts for the XMS suite were on a variable pricing model.

           During 2004 and 2003, product revenue from the financial services industry was $328,000 and $1.2 million, respectively, as some older contracts ended and were not renewed by our financial services customers.

SERVICE REVENUE

           Service revenue increased to $6.2 million for the year ended December 31, 2004 from $5.9 million in 2003.

           In 2004, service revenue from XMS increased to $5.2 million from $2.7 million in 2003.  Implementation and customer service fee revenue was $1.7 million in 2004 compared to $1.0 million in 2003.  Approximately 50% of the increase was a result of the delivery of hardware to a customer, and the remaining increase was a result of increased implementation revenue related to our XMG revenue.  Managed alerts services revenue was $455,000 in 2004 compared to nil in 2003, primarily due to one customer adopting this platform as a key part of its customer retention and loyalty program.  Maintenance revenue, mainly from Hewlett-Packard (as a reseller to Sprint Nextel) and Nokia totaled $3.0 million, up $1.3 million from $1.7 in the previous year.  Maintenance from Hewlett-Packard (as a reseller to Sprint Nextel) increased due to a significantly increased subscriber base using Sprint Nextel services, while the AGW product maintenance revenue was $378,000 in 2004.

           Service revenue from the financial services industry was $1.1 million in 2004, down from $3.2 million in 2003, as our older contracts were not renewed by our financial services customers, resulting in less service work for these customers.

OPERATING EXPENSES

COST OF PRODUCT REVENUE

           Amortization of intangible assets includes intellectual property that we have acquired and either license as a stand-alone product or embed in our software products. The acquired software products are amortized on a straight-line basis over a period of two to five years. All acquired software products had been fully amortized or written down to nil by the end of September 2003. Therefore, the amount amortized in 2004 was nil, compared to $3.5 million in 2003.

           Some of our products include third party embedded software.  In 2004, we recorded $26,000 of license fees to third party vendors for the use of their software that has been embedded in our software.

COST OF SERVICES REVENUE

           Cost of services revenue was $6.6 million for the year ended December 31, 2004, compared to $6.0 million in 2003, an increase of 10%.  Included in the 2004 amount is approximately $400,000 in hardware costs related to a customer deployment. Our average professional services headcount was 20 in 2004 and 2003.  We ended 2004 and 2003 with 22 and 17 professional services personnel, respectively.  Cost of services revenue, as a percentage of total revenue, was 44% for the year ended December 31, 2004, compared to 47% in 2003.

RESEARCH AND DEVELOPMENT

           Research and development (R&D) expenses decreased to $6.3 million for the year ended December 31, 2004, compared to $9.4 million in 2003, a reduction of 34%. The decrease is a result of our restructuring initiatives, as a result of which we reduced our average R&D headcount to 52 in 2004 from 65 in 2003, a reduction of 20%.  We ended 2004 and 2003 with 57 and 48 research and development personnel, respectively.  In addition, through our restructuring initiatives, we reduced the average cost per development employee by approximately 17%, by locating more of our development team in a more cost-effective location.  R&D expense, as a percentage of revenue, was 42% for the year ended December 31, 2004, compared to 73% in 2003.

SALES AND MARKETING

           Sales and marketing (S&M) expenses were $5.0 million for the year ended December 31, 2004, compared to $7.0 million in 2003, a reduction of 28%.  The decrease is a result of the reduction in the average number of sales and marketing personnel to 19 in 2004 from 27 in 2003 – a reduction of 29% and a $350,000, or 50% reduction on marketing expenditures primarily related to public relations and industry events.  We ended 2004 and 2003 with 17 and 21 sales and marketing personnel, respectively.  S&M expense, as a percentage of revenue, was 33% for the year ended December 31, 2004, compared to 54% in 2003.

GENERAL AND ADMINISTRATIVE

           G&A expenses decreased to $3.1 million for the year ended December 31, 2004, compared to $4.1 million in 2003 – a reduction of 25%. The decrease in G&A expenses reflects our restructuring initiatives through which we reduced our average yearly headcount in G&A to 15 in 2004 from 20 in 2003, a reduction of 25%.  We ended 2004 and 2003 with 13 and 18 general and administrative staff, respectively.  The reduction in personnel together with a reduction in our insurance costs (primarily our directors and officers insurance) and legal fees resulted in savings of approximately $200,000, $230,000 and $250,000, respectively. G&A expense, as a percentage of revenue, was 20% for the year ended December 31, 2004, compared to 32% in 2003.

DEPRECIATION

           Depreciation expense was $595,000 in the year ended December 31, 2004, compared to $908,000 in 2003. Depreciation decreased as we continue to utilize fixed assets that were fully depreciated.

STOCK-BASED COMPENSATION

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

RESTRUCTURING COSTS

           During 2004, we determined it was appropriate to implement additional cost reductions. These efforts were implemented in order to reduce our total cost of revenue, development, sales and marketing and general and administration costs from approximately $5.8 million in the first quarter of 2004 to just over $5.0 million, excluding hardware costs included in cost of revenue, in the fourth quarter of 2004.  As part of these restructuring efforts, we reduced our worldwide workforce by 23 people (2 in professional services, 3 in sales and marketing, 13 in Research and Development, and 5 in general and administration).  This headcount reduction was a result of consolidating development and G&A personnel by closing our offices in Germany and Finland, and reducing our marketing and sales employees from whom we did not expect to generate significant revenue. These activities were substantially completed by June 2004. Additional terminations planned in the first quarter were not carried out due to the Nokia asset purchase in the second quarter.

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

WRITE-DOWN OF GOODWILL, INTANGIBLES AND OTHER ASSETS

           In 2003, we assessed the carrying value of our goodwill by comparing the carrying value of our net assets (approximately $23.8 million, including the amount then assigned to goodwill) to the quoted market price (which we believe is an indicator of the fair market value) of our stock (approximately  $16.9 million calculated using the average closing price of our shares on The Nasdaq Stock Market on the 22 business days in December 2003).  Based on this analysis, we concluded that an impairment in the carrying value of goodwill had occurred.  After allocating our fair value to the fair value of our tangible and intangible assets (which we estimated to be higher than the book value) the resulting implied value of goodwill was determined to be nil.  Accordingly, we recorded a write-down of $9.1 million.

INTEREST EXPENSE

           We had a net interest expense of $396,000 in the year ended December 31, 2004, compared to net interest income of $254,000 in 2003. We issued $8 million in convertible notes in the second quarter of 2004; the interest expense associated with this debt was $524,000 in 2004. Interest derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from our issuances of common shares as well as from the convertible debt financing completed in the second quarter of 2004 was $128,000 in 2004. In 2003, interest income was net of interest expense related to a note payable. The note was fully repaid by the end of the first quarter of 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

           The following table presents selected financial information as of December 31, 2005, 2004 and 2003 (in thousands):

As at December 31	2005	2004	2003

Cash and cash equivalents	$5,272	$5,417	$13,436
Short-term investments	4,009	8,005	1,748
Restricted cash	219	210	198

	9,500	13,632	15,382
Working capital	616	424	(1,278)

Current assets less current liabilities	$10,116	$14,056	$14,104

           At December 31, 2005, our cash and short-term investments were $9.5 million compared to $13.6 million in 2004, a reduction of $4.1 million.  The reduction in our cash balance included our loss, excluding non-cash items of $4.0 million, a source of $141,000 related to changes to balance sheet items, a source of $61,000 related to the exercise of stock options and a use of $345,000 related to additions to capital assets.

           Our accounts receivables balance as at December 31, 2005 was $2.5 million, with over 93% of the balance being either current or less than 30 days past due.  We did not incur any bad debt expense in 2005 or in 2004 and we believe that the current reserve of $19,000 is sufficient and that accounts receivable will be collected. Our accrued liabilities balance of $1.6 million includes approximately $93,000 of restructuring reserves that we anticipate will be paid in 2006. Other accrued liabilities and accounts payable are anticipated to remain at approximately the same levels.

           The following table presents selected financial information for the years ended December 31, 2005, 2004 and 2003 (in thousands):

For the year ended December 31	2005	2004	2003

Cash from (used in) operating activities	$(4,000)	$(8,415)	$(22,854)
Cash from (used in) financing activities	61	7,670	(600)
Cash from (used in) investing activities	3,642	(7,274)	17,761
Effect of exchange rate changes on cash	152	—	—

Net decrease in cash and cash equivalents	$(145)	$(8,019)	$(5,693)

           Net cash used in operating activities decreased to $4.0 million for the year ended December 31, 2005, compared to $8.4 million in 2004.  Our revenue has increased year over year and we have maintained tight control over our expense structure. Net cash used in operating activities in 2005 consisted of our net loss of $6.1 million less non-cash expenses of $1.9 million (depreciation and amortization of $597,000, amortization of deferred charges of $119,000, stock-based compensation of $1.0 million and loss on settlement of liability of $165,000), offset by a cash source of $141,000 related to changes to balance sheet items.

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

           Financing activities provided a cash source of $61,000 for the year ended December 31, 2005, compared to a cash source of $7.7 million in 2004. The 2005 amount was related to the issuance of common shares upon the exercise of options, while the 2004 amount was composed of $8.0 million from the issuance of convertible notes payable to related parties in the second quarter of 2004, offset by a cash use of $351,000 related to issuance costs, plus $22,000 related to the issuance of common shares upon the exercise of options.

           Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $345,000 in 2005, compared to $1.0 million in 2004. Both the 2005 and 2004 amounts related to the purchase of fixed assets.

           We expect our quarterly cash expenditures in 2006 to increase somewhat from the $5.2 million achieved in the fourth quarter of 2005, as we add additional personnel to our development teams, but we will maintain our focus on cost management. We estimate our projected cash expenditures for 2006 to be approximately $24.0 to $26.0 million, including capital expenditures. Most of our revenue contracts are based on a per user or capacity basis.  We anticipate that our cash on hand, together with our cash from operations will be sufficient to cover our cash requirements for at least the next twelve months. However, if our customers decide not to use our software or not to increase their use of our software, our license and maintenance and support revenue will be significantly negatively impacted.

           We may seek to raise additional capital in the future depending upon market conditions and conditions in our business. We may require additional financing if we expand our operations at a faster rate than currently anticipated, if we decide to increase our R&D investments, if our costs unexpectedly increase, if our revenues decrease, if we lose one or more significant customers, or if we seek to effect one or more significant acquisitions.

CONTRACTUAL OBLIGATIONS

          Contractual obligations at December 31, 2005 are as follows:

	Payment due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 year	More than 5 years

Convertible notes payable to related parties	$8,000	$—	$8,000	$—	$—
Long-term interest payable	768	—	768	—	—
Operating leases	819	344	243	232	—

	$9,587	$344	$9,011	$232	$—

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

           If Austin Ventures does not convert the debt to shares prior to maturity, we will be required to pay the principal of $8.0 million plus interest due at maturity of approximately $1.4 million in the second quarter of 2007. These amounts are payable in cash or shares at a conversion price of $3.07 at the option of Austin Ventures. If Austin Ventures demands cash we may not have sufficient funds to meet that demand and we may have to raise additional capital. We cannot predict the terms under which capital may be available to us at that time. See note 8 to the consolidated financial statements for the year ending December 31, 2005 for further details.

           Net interest expense is expected to be approximately $900,000 in 2006; $1.0 million in interest charges related to the convertible notes payable to related parties offset by interest income of approximately $130,000. The $1.0 million in interest charges related to the convertible notes payable to related parties includes approximately $893,000 of interest payable to Austin Ventures, approximately $118,000 related to the amortization of the deferred charges and approximately $22,000 related to the amortization of the beneficial conversion feature. We expect to make interest payments to Austin Ventures, in cash or shares at our option, of approximately $447,000 in 2006 and approximately $287,000 in 2007. Additionally, we will incur additional interest charges that are to be paid at the maturity date and are convertible to common shares at the option of Austin Ventures. These amounts will be payable no later than the second quarter of 2007. If Austin Ventures does not exercise its conversion right before maturity, then the interest payable in the second quarter of 2007 related to the portion of interest convertible at the option of Austin Ventures will be approximately $1.4 million dollars.

DIFFERENCES IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PRESENTED UNDER CANADIAN GAAP

           Under Canadian securities requirements, we are required to provide supplemental information to highlight significant differences that would have resulted in the information provided in this section had we prepared it using our Canadian GAAP financial information. There were no differences between the Company’s financial statements as prepared under U.S. and Canadian GAAP for the year ended December 31, 2003.

           We have identified and disclosed the significant differences between Canadian and U.S. GAAP as applied to our consolidated financial statements for the years ended December 31, 2005 and 2004 in note 20 to the consolidated financial statements for the year ended December 31, 2005.  The only GAAP differences impacting the components of operating loss are the application under Canadian GAAP of the requirement to account for the convertible notes as a “compound instrument” and the requirement to separate the instrument into a liability and equity component. Under Canadian GAAP, we calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%.  The liability component amounted to approximately $7.1 million. The residual amount of $933,000 represents the estimated equity component for the conversion option and is recorded under Canadian GAAP as the “equity portion of the secured convertible notes.”  In addition, under Canadian GAAP the issue costs of $352,000 are allocated between equity and liability components on a proportionate basis while under U.S. GAAP the entire amount is treated as deferred charge. Accordingly, $41,000 of the deferred charge has been shown as an offset to equity for Canadian GAAP purposes, therefore the net “equity portion of convertible notes payable to related parties” is $892,000. The difference between the amounts allocated to the liability and the principal amount of the notes of $8.0 million is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.  The additional interest expense for the year ended December 31, 2005 amounted to $311,000 (2004 – $149,000).

           Additionally, under U.S. GAAP, the costs related to the issuance of the secured convertible notes payable are recorded as a long-term asset and are amortized over the term of the notes.  For Canadian GAAP purposes, these costs are allocated on a pro rata basis between the debt and equity components of the compound instruments. The amount allocated to the debt component has been recorded as a long-term asset and amortized over the term of the notes, and the amount allocated to the equity component has been recorded as a reduction of shareholders’ equity. As a result, under Canadian GAAP, the amortization of the deferred costs is lower by $14,000 for the year ended December 31, 2005 (2004 – $8,000).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

           In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of assets exchanged.  The standard is effective for 2006.  We do not expect the adoption of this standard to have a material impact on our results.

           In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” replacing APB Opinion No. 20 and SFAS No. 3, which applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles.  This standard also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The standard is effective for 2006.  Early adoption is permitted.  We do not anticipate the adoption of this standard will have a material impact on our results.

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

	Quarter Ended

2005	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Total Year

	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$2,985	$1,704	$1,295	$1,461	$7,445
Services	2,820	2,912	3,166	1,922	10,820

Total revenue	5,805	4,616	4,461	3,383	18,265
Operating expenses:
Cost of product revenue
Other	5	10	10	3	28
Cost of service revenue	2,026	1,907	1,804	1,693	7,430
Research and development	1,687	1,693	1,768	1,834	6,982
Sales and marketing	1,168	1,023	930	915	4,036
General and administrative	804	853	748	957	3,362
Depreciation	157	165	150	125	597
Stock-based compensation:
Cost of revenue	7	15	19	12	53
Research and development	19	35	43	25	122
Sales and marketing	16	43	53	24	136
General and administrative	31	186	233	270	720

Total operating expenses	5,920	5,930	5,758	5,858	23,466

Loss from operations	(115)	(1,314)	(1,297)	(2,475)	(5,201)
Interest income (expense), net	(186)	(180)	(172)	(171)	(709)
Loss on settlement of liability	(165)	—	—	—	(165)

Loss for the period	$(466)	$(1,494)	$(1,469)	$(2,646)	$(6,075)

Basic and diluted loss per share	$(0.08)	$(0.25)	$(0.24)	$(0.44)	$(1.01)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	6,027	6,033	6,036	6,039	6,034

	Quarter Ended

2004	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Total Year

	(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$1,761	$1,930	$2,013	$3,140	$8,844
Services	1,240	1,119	1,489	2,380	6,228

Total revenue	3,001	3,049	3,502	5,520	15,072
Operating expenses:
Cost of product revenue
Other	—	—	—	26	26
Cost of service revenue	1,528	1,537	1,505	2,044	6,614
Research and development	2,089	1,433	1,410	1,339	6,271
Sales and marketing	1,379	1,197	1,093	1,316	4,985
General and administrative	833	755	796	690	3,074
Depreciation	185	120	124	166	595
Stock-based compensation:
Cost of revenue	2	3	4	6	15
Research and development	4	9	10	17	40
Sales and marketing	4	7	9	14	34
General and administrative	7	14	16	26	63
Restructuring costs	2,100	(900)	(181)	(26)	993

Total operating expenses	8,131	4,175	4,786	5,618	22,710

Loss from operations	(5,130)	(1,126)	(1,284)	(98)	(7,638)
Interest income (expense), net	16	(19)	(183)	(210)	(396)

Loss for the period	$(5,114)	$(1,145)	$(1,467)	$(308)	$(8,034)

Basic and diluted loss per share	$(0.85)	$(0.19)	$(0.25)	$(0.05)	$(1.34)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	5,983	5,983	5,983	5,985	5,984

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INTEREST RATE EXPOSURE

           As of December 31, 2005, we had approximately $9.5 million in cash, cash equivalents, short-term investments and restricted cash, of which $4.2 million consisted of short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. Our convertible notes payable to related parties bear interest at a fixed rate. Accordingly, we currently do not have any interest rate exposure on our outstanding indebtedness.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

           Our functional currency is the U.S. dollar, as we recognize the majority of our revenues in dollars.  In the foreseeable future, the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results.  We do not currently hedge against these currency fluctuations.  In the year ended December 31, 2005, we incurred realized and unrealized foreign currency losses relating to the translation of our non-U.S. dollar denominated monetary assets and liabilities of approximately $260,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth beginning on page F-1 are incorporated herein by reference.

           Quarterly financial information set forth herein under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

           Prior to the filing date of this Report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company’s disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the

Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

           There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

          Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following sets forth information about our executive officers and directors:

          John J. Sims.  Mr. Sims, 50, has served as our Chief Executive Officer and director since January 2001, when we merged with TANTAU Software, Inc.  He also served as our Chairman from 2002 until March 2004.  Mr. Sims, TANTAU’s co-founder, served as its President and Chief Executive Officer since its inception in February 1999. Prior to TANTAU’s founding, Mr. Sims served as Chief Operating Officer of SCC Communications Corp. (a U.S. telecommunications support service company).  From November 1985 until November 1995, Mr. Sims served in several management positions at Tandem Computers (a developer of computer systems), including Vice President and General Manager of Tandem’s worldwide telecommunications business.  Mr. Sims also served in various financial and general management positions with the Burroughs Corporation (a manufacturer of computer and related equipment) from June 1977 until November 1985.  Mr. Sims holds an accounting degree from the University of Glasgow, Scotland.

          Michael Luna.  Mr. Luna, 45, is currently our Chief Technology Officer. He joined us in October 2004.  Between January 1999 and October 2004, Mr. Luna held a number of senior positions at Openwave Systems Inc., a provider of software and services for mobile data communications, most recently as its Vice President Consulting Engineering in the Market Development Group and CTO office.  Prior to that time, Mr. Luna served as a senior member of the technical staff at AT&T Wireless Services and SBC Technology Resources, Inc.

          Stephen Morrison.   Mr. Morrison, 43, was appointed our Chief Financial Officer and Senior Vice President of Corporate Services in November 2005.   Prior to his appointment to the CFO role, Mr. Morrison spent three years as our Corporate Controller. He joined us in March 2001 as Director of Finance for Asia Pacific.    Prior to March 2001, Mr. Morrison held positions in finance and strategic alliances with Emergis Inc. (formerly BCE Emergis Inc.).   Mr. Morrison is a Certified Management Accountant and holds a Master of Business Administration from the Richard Ivey School of Business of the University of Western Ontario and a Bachelor of Arts in administrative and commercial studies from the University of Western Ontario.

          Alan Prenoveau. Mr. Prenoveau, 55, is currently our Senior Vice President, Consulting & Delivery Services. Mr. Prenoveau joined TANTAU in November 2000.  Between November 1998 and November 2000, Mr. Prenoveau was General Manager of an Internet start-up focused on providing a fully-hosted e-commerce offering.  In the thirteen years prior to that, he spent five years in various senior management positions in the consulting services division of IBM’s Lotus software products division and eight years in management positions within a variety of GE businesses.  Mr. Prenoveau holds a Masters of Business Administration from Xavier University and a Bachelor of Science with a major in Computer and Information Science from Ohio State University.

          Elda Rudd. Ms. Rudd, 37, is currently our Vice President, Marketing. She joined us in November 2002.  Prior to that time, Ms. Rudd was President & Co-founder of TCS, Inc., a low voltage communications cabling contractor and consultancy.  Between November 2000 and July 2002, Ms. Rudd was Vice-President of Marketing for Westwave Communications, a telecom soft-switch company, and between November 1993 and October 2000, she worked at Nortel Networks in various engineering and marketing management roles in its wireless internet division.  Ms. Rudd holds a Masters of Business Administration from Florida Atlantic University and a Bachelor of Science with a major in Industrial Engineering from University of Miami.

           J. Ian Giffen.  Mr. Giffen, 48, has been a Director of the Corporation since February 2003 and Chairman of the Board of Directors since March 2004. Since 1996, Mr. Giffen has been an advisor/director to software companies and technology investment funds.  From January 1992 to January 1996, Mr. Giffen was Vice President and Chief Financial Officer at Alias Research, a developer of 3D graphics software that was acquired by Silicon Graphics Inc.  Mr. Giffen is a director of  MKS Inc. (a provider of enterprise software configuration management), a director of Sierra Systems Inc. (an IT services company), a director of The Descartes Systems Group Inc. (a provider of software and network-based solutions for logistics management) and a director/advisor to a number of private companies. Mr. Giffen is a Chartered Accountant and has a Bachelor of Arts degree in business administration from the University of Strathclyde in Glasgow.

          James D. Dixon.  Mr. Dixon, 62, was President of bankofamerica.com from February 2000 until January 2002.  Mr. Dixon previously served as Group Executive of Bank of America Technology and Operations between September 1998 and February 2000.  From 1991 until the merger of NationsBank Corporation and Bank America Corporation, Mr. Dixon served as President of NationsBank Services, Inc.  Prior to that, he served as Chief Financial Officer of C&S/Sovran Corporation (a predecessor to NationsBank).  Mr. Dixon is a director of Broadvision, Inc. (a provider of personalized self-service web applications), CheckFree Corporation (a provider of financial electronic commerce products and services) and RARE Hospitality International, Inc. (a restaurant owner, franchiser and operator).

          Barry J. Reiter.  Mr. Reiter, 57, is Chairman of the Technology Group and Chairman of the Corporate Governance Group at Torys LLP (an international law firm with offices in New York and Toronto).  Mr. Reiter is also a director of Alliance Atlantis Communications Inc. (a broadcaster, creator and distributor of filmed entertainment), Movie Distribution Income Fund (an acquirer and distributor of movies), Park Avenue Investment Corporation (a capital pool company), SkyPower Wind Energy Fund LP (a developer of, and investor in, renewable energy businesses) and Avotus Corporation (a communications infrastructure management company).  Prior to joining Torys in 1982, Mr. Reiter was a law professor at the Faculty of Law, University of Toronto.

          Joseph C. Aragona.  Mr. Aragona, 49, served on TANTAU’s Board of Directors from April 1999 until our acquisition of TANTAU in January 2001.  Mr. Aragona is a General Partner of Austin Ventures (a U.S. venture capital firm), which he joined in 1982.  Mr. Aragona has a BA in Economics from Harvard University and an MBA degree from the Harvard University School of Business Administration.

          Benjamin L. Scott. Mr. Scott, 55, has served since May 2002 as a Venture Partner with Austin Ventures, a venture capital firm located in Austin, Texas. Between January 2000 and May 2002, Mr. Scott was a partner with Quadrant Management, an investment firm. From October 1997 to November 1999, Mr. Scott served as the Chairman and Chief Executive Officer of IXC Communications. Mr. Scott has served as a senior executive of AT&T, PrimeCo and Bell Atlantic. Mr. Scott also serves on the board of directors of several private companies as well as Active Power, Inc. (a provider of battery-free back-up power solutions).  He holds a Bachelor of Science in psychology from Virginia Polytechnic Institute and State University.

          As part of the $8 million financing transactions in May and June 2004 between Austin Ventures and us, we agreed to increase our Board of Directors to seven directors, appoint a nominee of Austin Ventures to the Board of Directors and to include two nominees of Austin Ventures in any slate of directors submitted to shareholders for approval. Mr. Aragona and Mr. Scott were nominated to our Board in 2005 under this agreement.

Compensation Committee Interlocks and Insider Participation

           Mr. Reiter and Mr. Giffen served as members of the Governance, Nomination, Human Resources and Compensation Committee of the Board of Directors during the year ended December 31, 2005.  No member of the Governance, Nomination, Human Resources and Compensation Committee was at any time during the year ended December 31, 2005 or at any other time our officer or employee.  Please see “Item 12—Certain Relationships and Related Transactions” regarding certain relationships relating to Mr. Reiter, a member of our Governance, Nomination, Human Resources and Compensation Committee.

           During the year ended December 31, 2005, none of our executive officers served as a member of the Board of Directors, the compensation committee, or any similar committee of another entity, one of whose executive officers served on our Board of Directors, Governance, Nomination, Human Resources and Compensation Committee or Stock Option Committee.

Code of Ethics

           In 2005, we adopted a Code of Ethics that applies to all employees, directors and officers, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer/controller.  All of our employees, directors and officers are required to submit an acknowledgment on a form applicable to their respective role, indicating that they have received and read a copy of the Code of Ethics and understand their obligations to comply with the provisions outlined in it.  No material violations were reported in respect of the Code of Ethics in 2005, and no waivers were sought by or granted to our directors or executive officers in 2005.  A copy of the Code of Ethics is attached to this Report as Exhibit 14.1.

Audit Committee

           The members of our Audit Committee are J. Ian Giffen (Chair), James Dixon and Benjamin Scott.  The Board has determined that all of the members of the Audit Committee are independent (within the meaning of applicable listing and securities regulation standards) and financially literate (within the meaning of Canadian Multilateral Instrument 52-110).

           The Board has adopted the following definition of “financial literacy”:  “the ability to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement”.  All of the members of the Audit Committee are financially literate as: (i) Mr. Dixon has held many senior executive positions with Bank of America, has served as a chief financial officer and has been chair of the Audit Committee for public companies; (ii) Mr. Giffen has served as a consultant and chief financial officer in the past, is a Chartered Accountant and has fulfilled the position of Audit Committee Chair for a number of companies; and (iii) Mr. Scott has served as a chief executive officer and in senior management positions with various corporations.

           The Board has also determined that all of the members of the audit committee are Audit Committee Financial Experts (within the meaning of applicable SEC rules).

           A copy of the charter of our Audit Committee is attached to this Report as Exhibit 99.1.

ITEM 11.	EXECUTIVE COMPENSATION.

          The tables and discussion below present information about our “Named Executive Officers”, consisting of our Chief Executive Officer, our four highest paid current executive officers (including our Chief Financial Officer) whose total salary and bonus exceeded $100,000 for the year ended December 31, 2005 as required by applicable Canadian rules, and any former executive officer who would have been one of the four highest paid executive officers had they continued to serve in that capacity.

Summary Compensation Table

           The following table sets forth the remuneration paid to our Named Executive Officers.  Unless otherwise indicated, all monetary figures in this Report are stated in US dollars, being our functional currency.

		Annual Compensation				Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($) (1)	Securities Issuable Under Options Granted (#)	All Other Compensation ($)

John J. Sims, Chief Executive Officer	2005 2004 2003	330,000 330,000 330,000	— — —		— — —	0 159,500 23,000	— — 91,176	(2)
Tamara Steffens, SeniorVice President, Sales (3) (4)	2005 2004 2003	180,000 90,000 n/a	— — n/a		169,201 37,766 n/a	0 90,000 n/a	— — n/a
Glenn Barrett, Chief Financial Officer and Senior Vice President, Corporate Services (5)	2005 2004 2003	210,000 210,000 210,000	— — —		— — —	0 117,000 6,000	— — —
Michael Luna, Chief Technology Officer (6)	2005 2004 2003	220,000 40,865 n/a	— — n/a		— — n/a	0 90,000 n/a	— — n/a
Alan Prenoveau, Senior Vice President, MNO Consulting & Delivery Services	2005 2004 2003	180,000 180,000 180,000	— — —		21,367 31,315 27,402	0 45,000 6,000	— — —
Elda Rudd, Vice President, Marketing	2005 2004 2003	175,000 175,000 175,000	— 20,000 19,200	(7)	5,000 — —	0 30,000 6,000	— — 74,820	(8)
Stephen Morrison, Chief Financial Officer and Senior Vice President, Corporate Services(9)	2005 2004 2003	143,641 140,000 140,000	4,000 — —		— — —	52,600 3,500 1,600	— — —

Notes:

(1)	Other annual compensation includes items such as sales commissions, unless otherwise noted.

(2)

In 2003, Mr. Sims received a one-time payment of $91,176 in order to reimburse him for moving costs and expenses incurred by him in connection with his relocation to our office in Santa Barbara, California.

(3)	Ms. Steffens joined the Corporation as Senior Vice President, Sales effective July 1, 2004.

(4)	Ms. Steffens resigned from her position as Senior Vice President, Sales effective March 17, 2006.

(5)

Mr. Barrett resigned from his position of Chief Financial Officer and Senior Vice President, Corporate Services effective November 29, 2005. His last day of employment with the Company was February 15, 2006.

(6)	Mr. Luna joined the Corporation as Chief Technology Officer effective October 25, 2004.

(7)

In 2004, Ms. Rudd received a performance bonus of $20,000 based on her achievement of established quarterly performance objectives relating to her area of responsibility.  The corresponding figure for 2003 was $19,200.

(8)

In 2003, Ms. Rudd received a one-time payment of $74,820 in order to reimburse her for moving costs and expenses incurred by her in connection with her relocation to our office in Santa Barbara, California.

(9)

Mr. Morrison was appointed to the position of Chief Financial Officer and Senior Vice President, Corporate Services, effective November 29, 2005. Prior to that, he spent three years as our Corporate Controller.

Option Grants During the Year Ended December 31, 2005

          The following table sets forth the options to purchase Common Shares granted to the Named Executive Officers under our stock option plans during the year ended December 31, 2005.

	Securities Under Options Granted #	% of Total Options Granted to Employees in Financial Year(1)	Exercise or Base Price ($/Security)	Market Value of Securities Underlying Options on the Date of Grant ($/Security)	Expiration Date	Potential Realizable Value ($) at Assumed Annual Rate of Stock Price Appreciation for Option Term(2)

Name						5%	10%

Stephen Morrison	1,600	<1%	$4.60	$4.60	8/19/2015	4,624	11,728
Stephen Morrison	51,000	27.4%	$4.56	$4.56	11/29/2015	146,370	370,770

Notes:

(1)	In calculating this percentage, the denominator excludes options granted to directors who are not officers.

(2)

The potential realizable value is calculated based upon the term of the option at its time of grant.  It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price.  Stock price appreciation of 5% and 10% is assumed based upon the rules of the SEC and does not represent any prediction of future stock price performance.

Aggregated Option Exercises During the Year Ended December 31, 2005 and Year-End Option Values

           The following table sets forth, for each Named Executive Officer as at December 31, 2005, the aggregate number of securities acquired on exercise of options during 2005 and the aggregate value realized of the securities acquired on exercise.  It also shows the aggregate number of outstanding options to purchase common shares as at December 31, 2005, together with the value of such options at that date, and the aggregate number of shares purchasable under options that were vested as at December 31, 2005 for each of the Named Executive Officers.

           Amounts reported under “Value of Unexercised in-the-Money Options at Financial Year-End” represent the difference between:  (i) the market value as at December 30, 2005, the last business day of the year, of the common shares for which vested options were owned having an exercise price less than such market value; and (ii) the exercise price of such options, multiplied by the applicable number of options.  The closing trading price of the common shares on the TSX and on Nasdaq as of December 30, 2005 was CDN $4.26 and US $3.64 per common share, respectively.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options at Year-End (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at Financial Year-End ($) Exercisable/ Unexercisable

John J. Sims	—	—	111,375/131,125	11,356/18,429
Tamara Steffens (1)	—	—	22,500/67,500	11,025/33,075
Glenn Barrett (2)	—	—	57,000/96,000	CDN$615/CDN$765
Michael Luna	—	—	22,500/67,500	0/0
Alan Prenoveau	—	—	22,443/38,750	5,018/7,133
Elda Rudd	—	—	26,250/30,750	3,065/5,115
Stephen Morrison	—	—	3,997/56,316	1,112/1,690

Notes:

(1)

Ms. Steffens resigned from her position as Senior Vice President, Sales effective March 17, 2006. Her outstanding stock options will be cancelled on April 17, 2006, other than to the extent that any vested options before that date (22,500) are exercised before that date.

(2)

Mr. Barrett resigned as Chief Financial Officer and Senior Vice President, Corporate Services effective November 29, 2005 and his last day of employment was February 15, 2006. His outstanding stock options were cancelled on March 17, 2006.

Stock Option Committee

           The Stock Option Committee, consisting of Mr. Reiter, administers our capped-off stock option plans, including our Canadian Stock Option Plan and our U.S. Stock Option Plan (which plans govern stock options granted prior to our initial public offering and are collectively referred to as the “Pre-IPO Plans”), and the 1999 Tantau Stock Plan (the “Tantau Plan”, which plan governs the stock options granted prior to our acquisition of Tantau in January 2001 which options were converted into options to purchase shares in the Company connection with the acquisition).

           Upon completion of our initial public offering in 2000, no further grants were made and no further grants will be made under the Pre-IPO Plans.  The Stock Option Committee administered grants under the Amended and Restated 2000 Stock Option Plan and continues to administer grants under the 2005 Stock Option Plan, subject to guidelines determined by the Governance, Nomination, Human Resources and Compensation Committee.

Stock Option Plans

           Our Stock Option Plans are designed to motivate, attract and retain our directors, officers, key employees and consultants and to align their interests with those of our shareholders.

          Canadian Stock Option Plan.  The Canadian Stock Option Plan was adopted in September 1997 and provides for the grant of options to our employees, officers, directors, consultants and advisors.  All options granted under the plan have a maximum term of 10 years and have an exercise price per share of no less than the fair market value of the common shares on the date of the option grant, as determined by the Board of Directors or a duly authorized committee on that date.  If an optionee’s employment, directorship or consulting relationship with us is terminated without cause, the vested portion of any grant will remain exercisable until the expiration date of the stock option.  In the event of termination for cause, the vested portion of any grant will remain exercisable for a period of 30 days after the date of termination.  Unvested options will expire on termination unless the options would have vested within six months or within the required statutory notice period following a termination without cause, whichever is earlier, or within one year if termination is due to death or disability.  If a change of control of our company occurs, all options become immediately vested and exercisable.  If an optionee under the Canadian Stock Option Plan ceases to be our employee or consultant, we are entitled to exercise our call right to repurchase all options beneficially owned by the optionee.

          U.S. Stock Option Plan.  The U.S. Stock Option Plan was adopted in October 1999 and provides for the grant of options and restricted shares to our employees, officers, directors and consultants.  The plan provides for the grant of both incentive stock options and non-qualified stock options. Non-qualified stock options granted under the plan have a maximum term of 10 years and an exercise price of no less than 85% of the fair market value of the common shares on the date of the grant, as determined by the Board of Directors or a duly authorized committee on such date, or 110% of the fair market value for those optionees who own common shares representing more than 10% of the aggregate voting power of our outstanding securities.  The rights of an optionee upon the termination of his or her employment, directorship or consulting relationship with us and upon a change of control are identical to those rights discussed in the Canadian Stock Option Plan above.  We are entitled to exercise our call right to repurchase all options beneficially owed by an optionee under the U.S. Option Plan should an optionee cease to be our employee or consultant.

          The Tantau Plan.  We assumed the Tantau Plan on January 17, 2001, upon completion of our acquisition of Tantau.  The Tantau Plan provided for the grant of options for the purchase of shares of common stock of Tantau to employees, officers, directors and consultants of Tantau.  The plan provided for the grant of both incentive stock options and non-qualified stock options.  We assumed the options granted under the Tantau Plan, which became options to purchase an aggregate of 351,324 of our common shares, which include a limited number of options granted outside of the Tantau Plan, but which contain comparable economic terms.  We have not granted any additional options under this plan, nor will we in the future. If a change of control of the Company occurs, all outstanding options under this plan become immediately vested and exercisable.

          Amended and Restated 2000 Stock Option Plan.  The 2000 Stock Option Plan was adopted in December 1999 and amended and restated in January 2002.  The stock options granted under the Canadian and U.S. Stock Option Plans prior to the date of completion of the IPO continued to be effective and governed by the terms of the plans under which they were granted.  The maximum number of our common shares available for issuance upon exercise of options granted under the Amended and Restated 2000 Stock Option Plan, including incentive stock options and non-qualified stock options, is currently 1,050,000 million.  The options granted under the Amended and Restated 2000 Stock Option Plan have a maximum term of 10 years and an exercise price no less than the fair market value of the common shares on the date prior to the date of the grant as determined by the Board of Directors or duly authorized committee.  Options held by any person under the Amended and Restated 2000 Stock Option Plan, together with any other options granted to that person may not at any time exceed 5% of the aggregate number of common shares outstanding.  If a change of control of the Corporation occurs, all options granted under this plan will become immediately vested and exercisable with respect to options granted prior to January 23, 2002 and one year after the change of control (or earlier in certain circumstances, including involuntary termination) in the case of options granted on or after January 23, 2002. With the approval of the 2005 Stock Option Plan at the Annual and Special Meeting of the Corporation on April 28, 2005, no further options have been granted under the Amended and Restated 2000 Stock Option Plan.

           2005 Stock Option Plan.  The 2005 Stock Option Plan was adopted by the Corporation’s Shareholders on April 28, 2005.   The stock options granted under the Canadian, U.S. and Amended and Restated 2000 Stock Option Plans continued to be effective and governed by the terms of the plans under which they were granted.  Common shares were reserved for issuance under the 2005 Stock Option Plan, subject to adjustment only in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common shares or capital structure of the Corporation.  The maximum aggregate number of common shares which may be issued pursuant to 2005 Stock Option Plan to directors who are not also employees is 190,000 common shares.  The maximum number of common shares with respect to which options and stock appreciation rights may be granted to a participant during a calendar year is 250,000 common shares.  For awards of restricted stock, restricted stock units and deferred share units that are intended to be performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, the maximum number of common shares subject to such awards that may be granted to a participant during a calendar year is 250,000 common shares.  In the event of a change in control (as defined in the 2005 Plan and which does not include an acquisition of more than 50% of our common shares by Austin Ventures) and if the Corporation terminates a participant’s continuous service without cause or a participant voluntarily terminates continuous service for good reason within twelve months after a change in control, the awards held by such participant shall automatically become fully vested and exercisable for all of the shares at the time represented by the award.

Summary Information Concerning Stock Option Plans

           Please see chart above under the heading “SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS” for summary information with respect to our stock option plans as of December 31, 2005.

Indebtedness of Directors, Officers and Others

           Our directors, senior officers, and their associates were not indebted to the Corporation or to any of the Corporation’s subsidiaries at any time during the last completed fiscal year.

Employment Contracts

           In November 2000, in connection with our acquisition of TANTAU, we entered into an employment agreement with John J. Sims, our Chief Executive Officer.  The employment agreement was restated in February 2005 in order to reflect his current salary, which was agreed upon in 2003.  In 2005, Mr. Sims received an annual base salary of $330,000.  Additionally, we have established a performance related bonus for Mr. Sims.  Either we or Mr. Sims may terminate Mr. Sims’ employment at any time and for any reason.  However, if we exercise this right, we must pay Mr. Sims a lump sum severance payment in an amount equal to 12 or 18 months’ current base salary and target bonus, determined by the period of time after termination during which Mr. Sims agrees to be bound to non-competition and non-solicitation covenants.  Mr. Sims will receive an identical lump sum severance payment in the same two possible amounts in the event that he terminates his employment for good reason.

           Stephen Morrison, our Chief Financial Officer and Senior Vice President Corporate Services, is employed under an offer of employment letter that was entered into on November 29, 2005, which amended and restated his previous employment agreement with us.  Mr. Morrison currently receives an annual salary of $180,000 per annum.  Either we or Mr. Morrison may terminate Mr. Morrison’s employment at any time and for any reason.  However, if we exercise this right, we must pay Mr. Morrison a lump sum severance payment in an amount equal to nine months’ current base salary and nine months’ historic bonus (calculated based on a monthly average of bonus amounts paid to him over the 12 months prior to the date of his termination).  Mr. Morrison will also receive a lump sum severance payment based on the same calculation in the event that he terminates his employment for good reason. However, this right to this right to receive the lump sum payment will be limited if a change in control of the Corporation has occurred and the acquirer offers Mr. Morrison employment or continues his employment in a position that is, when taken as a whole, comparable in all significant respects to his position, authority, duties and responsibilities with us prior to such change in control and the acquirer does not terminate his employment within 12 months after the change of control.

           Michael Luna, our Chief Technology Officer, is employed under an offer of employment letter that was entered into on October 7, 2004.  Mr. Luna currently receives an annual salary of $220,000 per annum.  Either we or Mr. Luna may terminate Mr. Luna’s employment at any time and for any reason.  However, if we exercise this right, we must pay Mr. Luna a lump sum severance payment in an amount equal to nine months’ current base salary and nine months’ historic bonus (calculated based on a monthly average of bonus amounts paid to him over the 12 months prior to the date of his termination).  Mr. Luna will also receive a lump sum severance payment based on the same calculation in the event that he terminates his employment for good reason. However, this right to this right to receive the lump sum payment will be limited if a change in control of the Corporation has occurred and the acquirer offers Mr. Luna employment or continues his employment in a position that is, when taken as a whole, comparable in all significant respects to his position, authority, duties and responsibilities with us prior to such change in control and the acquirer does not terminate his employment within 12 months after the change of control.

           Alan Prenoveau, our Senior Vice President, MNO Consulting & Delivery Services, is employed under an offer of employment letter that was entered into in November 2000 and amended in March, 2003. Mr. Prenoveau currently receives an annual salary of $180,000.  Either we or Mr. Prenoveau may terminate Mr. Prenoveau’s employment at any time and for any reason.  However, if we exercise this right, we must pay Mr. Prenoveau a lump sum severance payment in an amount equal to nine months’ current base salary and nine months’ historic bonus (calculated based on a monthly average of bonus amounts paid to him over the 12 months prior to the date of his termination).  Mr. Prenoveau will also receive a lump sum severance payment based on the same calculation in the event that he terminates his employment for good reason. However, this right to this right to receive the lump sum payment will be limited if a change in control of the Corporation has occurred and the acquirer offers Mr. Prenoveau employment or continues his employment in a position that is, when taken as a whole, comparable in all significant respects to his position, authority, duties and responsibilities with us prior to such change in control and the acquirer does not terminate his employment within 12 months after the change of control.

           Elda Rudd, our Vice President, Corporate Marketing is employed under an offer of employment letter that was entered into in October 2002 and restated in March 2005. Ms. Rudd currently receives an annual salary of $175,000. Either we or Ms. Rudd may terminate Ms. Rudd’s employment at any time and for any reason. However, if we exercise this right, we must pay Ms. Rudd a lump sum severance payment in an amount equal to nine months’ current base salary and nine months’ historic bonus (calculated based on a monthly average of bonus amounts paid to her over the 12 months prior to the date of her termination). Ms. Rudd will also receive the lump sum severance payment based on the same calculation in the event that she terminates her employment for good reason. However, this right to receive the lump sum payment will be limited if a change in control of the Corporation has occurred and the acquirer offers Ms. Rudd employment or continues her employment in a position that is, when taken as a whole, comparable in all significant respects to her position, authority, duties and responsibilities with us prior to such change in control and the acquirer does not terminate her employment within 12 months after the change of control.

           Pursuant to each employment agreement described above, we retain proprietary rights in all intellectual property assets created, developed or conceived of by the officers while they are employed by us.  Additionally, the officers are bound by non-competition and non-solicitation covenants during their term of employment and for varying periods of time thereafter.

           The officers are entitled to participate in plans maintained from time to time by us for the benefit of our employees, including those pertaining to group life, accident, dental, prescription, sickness and medical, and long term disability insurance.

COMPENSATION OF DIRECTORS

          In 2005, we compensated directors who are not also executive officers for serving on the Board of Directors (independent directors) on the following basis:

•	annual Board retainer of $20,000;

•	the Chairman of the Board received an additional annual retainer of $10,000;

•	the Chairman of the Audit Committee received an additional annual retainer of $10,000;

•	each of the other committee chairpersons received an additional annual retainer of $5,000; and

•	the Chairman of the Special Committee received a retainer of $7,500, and each of the other members of the Special Committee received a retainer of $5,000

           We expect that outside directors will be compensated on the same basis in 2006. In addition, under our current compensation arrangements, outside directors are granted options to purchase common shares upon joining the Board and receive subsequent annual grants of options in such number as is deemed appropriate by the Governance, Nomination, Human Resources and Compensation Committee.  These options have an exercise price that is equal to the fair market value of our common shares on the date prior to the date of the grant.  In 2005, we did not grant any options to purchase common shares to our directors who are not also executive officers.  Outside directors are also reimbursed for their reasonable out-of-pocket expenses for attending board and committee meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who own more than 10% of our common shares (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common shares with the SEC.  We believe, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 2005, all of these reports were filed by the Reporting Persons on a timely basis, other than a Form 4 report of a stock option grant that was not filed by Patrick Engel (our Vice President, Development) on the date required for filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           To the knowledge of our directors and officers, as at March 1, 2006, the only shareholders beneficially owning, directly or indirectly, or exercising control or direction over more than 5% of the common shares are set forth in the Principal Shareholders Table below.  In addition, the table sets forth the beneficial common share ownership for each of our directors and each of our executive officers named in the Summary Compensation Table, above, who were still executive officers as of

March 1, 2006, as well as all of our current directors and executive officers as a group.  Percentage ownership is based upon 6,074,703 common shares outstanding as of March 1, 2006 plus the dilution factor for that particular shareholder’s beneficially owned shares as described in the following sentence.  For purposes of this table, the term “beneficial ownership” includes outstanding common shares, as well as common shares issuable upon exercise of vested options, and options that vest within sixty (60) days of March 1, 2006.

Principal Shareholders Table

Name of Shareholder	Number of common shares		Percent of Class

Austin Ventures (1) 300 West 6th Street, Suite 2300 Austin, Texas 78701	3,452,145	(2)	38.45%
J. Ian Giffen	16,250	(3)	<1%
John J. Sims	192,597	(4)	3.10%
James D. Dixon	19,600	(5)	<1%
Barry J. Reiter	17,500	(6)	<1%
Joseph C. Aragona	3,457,145	(7)(8)	38.48%
Benjamin L. Scott	11,250	(9)	<1%
Tamara Steffens (10)	22,500	(11)	<1%
Michael Luna	22,500	(12)	<1%
Alan Prenoveau	22,443	(13)	<1%
Elda Rudd	26,250	(14)	<1%
Stephen Morrison	3,997	(15)	<1%
All directors and executive officers as a group (11 persons)	3,811,032	(2)(16)	41.17%

Notes to Principal Shareholders Table:

(1)

Includes shares that may be deemed to be beneficially held and/or controlled by Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., AV Partners VI, L.P., Austin Ventures VIII, L.P., AV Partners VIII, L.P., Joseph C. Aragona, Kenneth P. DeAngelis, Jeffery C. Garvey, Edward E. Olkkola, John D. Thorton, Blaine F. Wesner, and Christopher A. Pacitti.  Based upon a Schedule 13D and Form 4 filed with the SEC on February 27, 2006, the common shares indicated as beneficially held and/or controlled by Austin Ventures represent:  (a) 465,942 common shares held by Austin Ventures VI, L.P. acquired in connection with our purchase of Tantau Software, Inc.; (b) 13,104 common shares held by Austin Ventures VI Affiliates Fund, L.P acquired in connection with our purchase of Tantau Software, Inc.; (c) 5,357 common shares held by Austin Ventures VI, L.P. acquired in connection with the repayment of interest on the Notes; (d)  150 common shares held by Austin Ventures VI Affiliates Fund, L.P. acquired in connection with the repayment of interest on the Notes; and (e) 63,301 common shares held by Austin Ventures VIII, L.P. acquired in connection with the repayment of interest on the Notes.  The general partners of AV Partners VI, L.P. are Joseph C. Aragona, Kenneth P. DeAngelis, Jeffery C. Garvey, Edward E. Olkkola, John D. Thorton, Blaine F. Wesner and Christopher A. Pacitti, who may be deemed to have shared power to vote these shares.  Each general partner disclaims beneficial ownership of the common shares held by the Austin Ventures Funds except to the extent of his respective pecuniary interest therein.  In addition to those common shares disclosed in the table above, Mr. DeAngelis and DeAngelis, Ltd. (a limited partnership under the control of Mr. DeAngelis) own an additional 116 common shares, and Mr. Olkkola and Rock Harbor (an entity controlled by Mr. Olkkola) own an additional 46 common shares.

(2)

Includes an aggregate of 2,904,291 common shares issuable to Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P. upon the conversion of $8,000,000 aggregate principal amount of Notes and $916,173.30 accrued interest thereon at March 1, 2006.

(3)	Includes 16,250 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(4)	Includes 111,375 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(5)	Includes 19,100 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(6)	Includes 17,500 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(7)

The 3,452,145 common shares issued to or beneficially owned by Austin Ventures may be deemed to be beneficially owned by Mr. Aragona due to his affiliation with these funds; however, Mr. Aragona disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(8)	Includes 5,000 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(9)	Includes 11,250 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(10)	Ms. Steffens resigned from her position as Senior Vice President, Sales effective March 17, 2006. Her outstanding stock options will be cancelled on April 17, 2006.

(11)	Includes 22,500 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(12)	Includes 22,500 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(13)	Includes 22,443 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(14)	Includes 26,250 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(15)	Includes 3,997 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

(16)	Includes an aggregate of 278,165 common shares issuable upon the exercise of presently vested options or options that vest within 60 days from March 1, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           None of our directors or officers, or any shareholder of record as of the date of this Report who owned, of record or to our knowledge, more than 5% of the outstanding common shares, or any affiliate or associate thereof, had any material interest, direct or indirect, in any transaction during the last three fiscal years, or since the commencement of our current financial year, in any completed or proposed transaction which has materially affected or will materially affect us or any of our subsidiaries, other than the following:

Torys LLP

           In 2005, we obtained legal services relating to corporate/commercial/securities matters from Torys LLP, a New York/Toronto law firm.  Mr. Reiter, a member of the Board of Directors, is a partner of that firm.

Austin Ventures

           On May 14, 2004, we entered into a series of agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) between 724 Solutions Inc. and our wholly owned subsidiary 724 Solutions Software Inc., and Austin Ventures VI, L.P. (“AV VI”), Austin Ventures VI Affiliates Fund, L.P. (“AV VI A”), and Austin Ventures VIII, L.P. (“AV VIII”), (collectively, the “Lenders” or “Austin Ventures”) in connection with the private placement of up to $8,000,000 of Secured Convertible Promissory Notes for cash. The non-brokered private placement of Notes was completed in two tranches. The first tranche of the financing involved the issuance of $3,044,000 of Notes and was completed on May 14, 2004. The second tranche of the financing involved the issuance of $4,956,000 of Notes and was completed on June 29, 2004 after we obtained shareholder approval of the transactions.

           The Notes have a 3-year term and accrue interest at a rate of 2.5% per quarter, of which 1.25% is payable in arrears at the beginning of each quarter and the remainder of which is due at maturity. The principal amounts of the Notes and all interest owing at maturity are convertible at the option of the Lenders into common shares at a conversion price of $3.07 per share. The interest payable quarterly is convertible at our option into common shares at a conversion price of $3.07 per share. The conversion price was based on the volume weighted average trading price of the our common shares on the TSX for the five trading days prior to May 14, 2004. Subject to certain exceptions, if we issue any common shares or securities convertible into common shares at a price that is less than the conversion price of the Notes then in effect, then such conversion price shall be subject to a weighted average anti-dilution adjustment, whereby the conversion price will be reduced based on the weighted average price of the additional securities issued. The conversion price will not be lowered by more than 15% of the initial conversion price of $3.07.

           Austin Ventures is our largest beneficial shareholder. Assuming that all of the Notes are converted into common shares at the lowest possible conversion price on the maturity date, all accrued interest on the Notes is paid with common shares, and that no additional common shares are issued, Austin Ventures could be deemed to beneficially own up to 44.23% of our issued and outstanding common shares.

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

           We granted the Lenders a blanket security interest in all of our assets to secure the timely payment and performance in full of all of the obligations under the Notes. The security interest ranks senior to all of our indebtedness other than fully-funded indebtedness of up to $1,500,000.

           The Corporation granted the Lenders certain registration rights, pursuant to the terms and provisions of a registration rights agreement, to enable the resale of common shares issuable upon conversion of the Notes and the interest payable thereon and other common shares held by the Lenders.  In accordance with the terms of the registration rights agreement, the Lenders may, at any time, require us to file a registration statement with the SEC, registering these common shares.

           The Notes are subject to customary events of default, including the failure to pay interest or principal, and specified types of bankruptcy events. Additional events of default include the issuance of certain capital securities that, if not for the limitation noted above, would cause the conversion price of the Notes to be lowered by more than 15% of the initial conversion price and our entering into specified types of merger or acquisition transactions.  An event of default would require us to repay all amounts owing under the Notes.

           In January 2005, we issued 33,549 common shares to Austin Ventures in connection with the repayment of interest owing on the Notes.   In January 2006, we issued 35,259 common shares to Austin Ventures in connection with the repayment of interest owing on the Notes.

           On March 9, 2006, Austin Ventures submitted a revised non-binding proposal to acquire all of our outstanding common shares not then-owned by Austin Ventures for cash consideration of $3.34 per common share, an increase from the original offer by Austin Ventures of $3.07 per share. After careful consideration and evaluation by our Special Committee of independent directors, which had been previously constituted in order to consider potential value enhancing strategic transactions for our shareholders, we accepted the proposal.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

           KPMG LLP has audited our consolidated balance sheets as at December 31, 2005 and December 31, 2004, and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, as stated in their report appearing herein.  KPMG LLP has been our auditor since March 1999.

Audit Fees

           KPMG LLP billed us CDN$195,000 (approximately US$160,661) in 2005 and CDN$168,000 (approximately US$134,615) in 2004 for professional services rendered for the audit of our annual financial statements and the review of financial statements included in statutory and regulatory filings.

Audit-Related Fees

           There were no additional fees, outside of the audit fees described above, charged by KPMG LLP to us which related to audit issues.  These would include items such as Sarbanes-Oxley Section 404 advisory services, audits of employee benefit plans, transaction due diligence and other services related to dispositions and acquisitions.

Tax Fees

           KPMG LLP billed us CDN$38,165 (approximately US$31,445) in 2005 and CDN$35,325 (approximately US$28,305) in 2004 for professional services rendered for tax compliance, tax advice, and tax planning.  The taxation advisory services provided related primarily to payroll taxation matters, taxation of stock options and preparation of corporate tax returns.

All Other Fees

           KPMG LLP billed us nil in 2005 and CDN$50,600 (approximately US$40,545) in 2004 for professional services rendered in connection with statutory audits and other matters.

           The Audit Committee has considered whether the provision of these services is compatible with maintaining KPMG LLP’s independence and is of the opinion that the provision of these services does not compromise KPMG LLP’s independence.  The Audit Committee, in accordance with the Audit Committee’s policy for the engagement of our independent auditor to provide non-audit services, must pre-approve all non-audit services provided by KPMG LLP. The policy restricts the type of non-audit services that the auditors may provide to our subsidiaries and us. It includes a mechanism for the consideration and pre-approval by the Audit Committee of all services to be provided by the auditors as well as the associated fees. In 2005, all non-audit services that were performed by the auditors were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

          Incorporated by reference from the financial statements and notes thereto that are set forth beginning on page F-1 of this Report.

	2.	Financial Statement Schedules.

None.

(b)	The exhibits included in this Report or incorporated herein by reference are as follows:

EXHIBIT NUMBER	NAME OF DOCUMENT

3.1(1)	Articles of the Registrant

3.2(2)	Articles of Continuance

3.3(2)	CBCA By-Laws

3.4(2)	Articles of Amendment

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

4.3(4)	Registration Rights Agreement, dated May 14, 2004, among the Registrant, Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P.

4.4(4)	Form of Secured Convertible Promissory Note.

10.1.1(5)	724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.

10.1.2(5)	Form of Stock Option Agreement pursuant to the 724 Solutions Inc. 1997 Stock Option Plan, as amended and restated.

10.1.3(5)	724 Solutions Inc. 2000 Stock Option Plan, as amended and restated.

10.1.4(5)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated, for option grants prior to January 24, 2002.

10.1.5(5)	Forms of Canadian and U.S. Stock Option Agreements pursuant to the 724 Solutions Inc. 2000 Stock Option Plan, as amended and restated (for option grants after January 24, 2002).

10.1.6(6)	Registrant’s Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted prior to January 2001.

10.1.7(5)	Registrant’s Tantau Software Inc. 1999 Stock Option Plan, as amended and restated for options granted in January 2001.

10.1.8(6)	Registrant’s Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted prior to January 2001.

10.1.9(5)	Registrant’s Form of Stock Option Agreement pursuant to the Tantau Software Inc. 1999 Stock Option Plan for options granted in January 2001.

10.1.10(9)	Registrant’s 2005 Stock Incentive Plan

10.1.11(9)	Registrant’s Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan. (U.S. Optionees.)

10.1.12(9)	Registrant’s Form of Stock Option Agreement pursuant to the 2005 Stock Incentive Plan. (Canadian Optionees.)

10.2.1(7)	Employment Agreement of John J. Sims, dated November 28, 2000.

10.2.2(9)	Restatement Amendment to Employment Agreement of John J. Sims, dated February 25, 2005.

10.2.3(9)	Employment Agreement of Elda Rudd, dated October 24, 2002.

10.2.4(9)	Amendment to Employment Agreement of Elda Rudd, dated March 10, 2005.

10.2.5(8)	Employment Agreement of Alan Prenoveau, dated November 22, 2000 and March 5, 2003.

10.2.6(10)	Employment Agreement between the Registrant and Stephen Morrison, dated November 29, 2005

10.2.7*	Employment Agreement between the Registrant and Michael Luna, dated October 7, 2004

10.2.8*	Form of Indemnification Agreement for Directors and Officers.

10.3.1(4)

Security Agreement, dated May 14, 2004, among the Registrant, 724 Solutions Software, Inc., 724 Solutions (US), Inc., 724 Solutions International, Inc., Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P.

10.3.2(4)	Guaranty, dated May 14, 2004, among 724 Solutions (US), Inc., 724 Solutions International, Inc., Austin Ventures VI, L.P., Austin Ventures VI Affiliates Fund, L.P., and Austin Ventures VIII, L.P.

14.1*	Code of Ethics

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP, Toronto.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

99.1*	Audit Committee Charter

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1, File No. 333-90143.

(2)	Incorporated by reference to the Registrant’s definitive Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders, filed on March 31, 2004.

(3)	Incorporated by reference to the Registrant’s Form 8-K, dated February 24, 2003.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 18, 2004.

(5)	Incorporated by reference to the Registrant’s Tender Offer Statement on Schedule TO, filed on January 24, 2002.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2002.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2003.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on March 18, 2005

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 1, 2005

*	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

724 SOLUTIONS INC.

By:	/s/ John J. Sims

John J. Sims
Chief Executive Officer

Date: March 31, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLES	DATE

/s/ John J. Sims	Chief Executive Officer and Director (principal executive officer)	March 31, 2006

John J. Sims

/s/ Stephen Morrison	Chief Financial Officer, Senior Vice President, Corporate Services (principal financial and accounting officer)	March 31, 2006

Stephen Morrison

/s/ J. Ian Giffen	Chairman and Director	March 31, 2006

J. Ian Giffen

/s/ James D. Dixon	Director	March 31, 2006

James D. Dixon

Director

Joseph Aragona

/s/ Barry J. Reiter	Director	March 31, 2006

Barry J. Reiter

Director

Benjamin L. Scott

KPMG LLP	Telephone	(416) 228-7000
Chartered Accountants	Fax	(416) 228-7123
Yonge Corporate Centre	Internet	www.kpmg.ca
4100 Yonge St.
Suite 200
North York, ON M2P 2H3

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
724 Solutions Inc.:

We have audited the accompanying consolidated balance sheets of 724 Solutions Inc. and subsidiaries (‘the Company’) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 724 Solutions Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As described in note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation

Chartered Accountants

Toronto, Canada
March 30, 2006

KPMG, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss cooperative.

724 SOLUTIONS INC.
Consolidated Balance Sheets
(In thousands of U.S. dollars)

December 31, 2005 and 2004

	2005	2004

Assets
Current assets:
Cash and cash equivalents (note 3)	$5,272	$5,417
Short-term investments (note 3)	4,009	8,005
Restricted cash (note 3)	219	210
Accounts receivable, net of allowance for doubtful accounts of $19 (2004 - $18) (note 4)	2,471	2,831
Prepaid expenses and other receivables	522	583

Total current assets	12,493	17,046
Deferred charges	167	286
Fixed assets (note 5)	836	1,135

Total assets	$13,496	$18,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$358	$613
Accrued liabilities (note 17)	1,622	2,101
Interest payable to related parties	108	103
Deferred revenue	289	173

Total current liabilities	2,377	2,990
Long-term liabilities	—	92
Convertible notes payable to related parties in 2007 (note 8)	7,969	7,947
Long-term interest payable to related parties in 2007 (note 8)	768	343

Total liabilities	11,114	11,372
Shareholders’ equity (note 9):
Unlimited common shares authorized, no par value:
6,039,444 common shares issued and outstanding (2004 - 5,989,300)	764,859	764,530
Additional paid-in capital	1,312	279
Accumulated deficit	(763,996)	(757,921)
Accumulated other comprehensive income	207	207

Total shareholders’ equity	2,382	7,095
Lease commitments (note 11)
Contingent liabilities (note 12)

Total liabilities and shareholders’ equity	$13,496	$18,467

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Operations
(In thousands of U.S. dollars, except shares and per share amounts)

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Revenue:
Product	$7,445	$8,844	$6,964
Services	10,820	6,228	5,891

Total revenue	18,265	15,072	12,855
Operating expenses:
Cost of product revenue
Amortization of intangible assets	—	—	3,468
Other	28	26	—
Cost of service revenue	7,430	6,614	6,031
Research and development	6,982	6,271	9,433
Sales and marketing	4,036	4,985	6,968
General and administrative	3,362	3,074	4,086
Depreciation	597	595	908
Stock-based compensation:
Cost of revenue	53	15	14
Research and development	122	40	1,227
Sales and marketing	136	34	296
General and administrative	720	63	141
Restructuring charges (note 16(a))	—	993	50
Write-down of goodwill, intangible and other assets (note 16(b))	—	—	9,097

Total operating expenses	23,466	22,710	41,719

Loss from operations	(5,201)	(7,638)	(28,864)
Interest income (expense), net	(709)	(396)	254
Loss on settlement of liability	(165)	—	—
Gain on sale of investments	—	—	283

Loss for the year	$(6,075)	$(8,034)	$(28,327)

Basic and diluted loss per share	$(1.01)	$(1.34)	$(4.73)

Weighted average number of shares used in computing basic and diluted loss per share (in thousands)	6,034	5,984	5,983

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands of U.S. dollars, except number of shares)

Years ended December 31, 2005, 2004 and 2003

			Additional paid in capital	Deferred stock-based compensation related to stock options	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Common shares

	Number	Amount

Balances December 31, 2002	5,983,349	$764,508	$—	$(1,616)	$(721,560)	$(43)	$41,289
Loss for the year	—	—	—	—	(28,327)	—	(28,327)
Cumulative translation adjustment	—	—	—	—	—	76	76

Total comprehensive loss							(28,251)

Amortization of deferred stock-based compensation	—	—	—	1,616	—	—	1,616
Paid in capital	—	—	62	—	—	—	62

Balances, December 31, 2003	5,983,349	$764,508	$62	$—	$(749,887)	$33	$14,716

Loss for the year	—	—	—	—	(8,034)	—	(8,034)
Cumulative translation adjustment	—	—	—	—	—	174	174

Total comprehensive loss							(7,860)

Issuance on exercise of options	5,951	22	—	—	—	—	22
Stock-based compensation expense	—	—	217	—	—	—	217

Balances, December 31, 2004	5,989,300	$764,530	$279	$—	$(757,921)	$207	$7,095

Loss for the year	—	—	—	—	(6,075)	—	(6,075)
Issuance on exercise of options	16,595	61	—	—	—	—	61
Issuance of common shares	33,549	268	—	—	—	—	268
Stock-based compensation expense	—	—	1,033	—	—	—	1,033

Balances, December 31, 2005	6,039,444	$764,859	$1,312	$—	$(763,996)	$207	$2,382

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from (used in) operating activities:
Loss for the year	$(6,075)	$(8,034)	$(28,327)
Items not involving cash:
Accretion on convertible notes payable to related parties	22	12	—
Depreciation and amortization	597	595	4,376
Amortization of deferred charges	119	66	—
Stock-based compensation	1,031	152	1,678
Loss on settlement of liability	165	—	—
Other non-cash items	—	21	56
Gain on sale of investments	—	—	(283)
Write-down of goodwill, intangible and other assets	—	—	9,097
Change in operating assets and liabilities:
Accounts receivable	360	(534)	(86)
Prepaid expenses and other receivables	61	65	171
Accrued interest on short-term investments	—	40	18
Accounts payable	(255)	202	(842)
Interest payable to related parties	5	103	—
Long-term liabilities	(92)	92	—
Long-term interest payable to related parties	425	343	—
Accrued liabilities	(479)	(1,301)	(6,490)
Deferred consideration	—	—	(1,415)
Deferred revenue	116	(237)	(807)

Net cash flows from (used in) operating activities	(4,000)	(8,415)	(22,854)
Cash flows from (used in) financing activities:
Issuance (principal repayment) of notes payable	—	—	(600)
Issuance of convertible notes payable to related parties	—	8,000	—
Deferred charges	—	(352)	—
Issuance of common shares on exercise of options	61	22	—

Net cash flows from (used in) financing activities	61	7,670	(600)
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(345)	(1,017)	(100)
Maturity of short-term investments	14,402	7,233	21,010
Purchases of short-term investments	(10,415)	(13,490)	(4,196)
Restricted cash	—	—	764
Proceeds on sale of investments	—	—	283

Net cash flows from (used in) investing activities	3,642	(7,274)	17,761

Effect of exchange rate changes on cash	152	—	—

Net decrease in cash and cash equivalents	(145)	(8,019)	(5,693)
Cash and cash equivalents, beginning of year	5,417	13,436	19,129

Cash and cash equivalents, end of year	$5,272	$5,417	$13,436

Supplemental disclosure of cash flow information (note 15)

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

1.	Organization of the Company:

724 Solutions Inc. designs, develops, markets and supports software products for use by mobile network operators worldwide. Mobile network operators are telecommunications companies that provide a range of mobile voice and data communications services to their consumer and business customers.

The Company was incorporated in 1997 and introduced its first products in 1999.  Initially, the Company focused on creating wireless software products that would assist financial services companies in making their traditional services available to their customers wirelessly from mobile phones and other handheld computing devices.  In January 2001, the Company acquired Tantau Software with a view to expanding its customer base, and utilizing Tantau’s software products to strengthen its products offered to financial services customers, and also to expand its sales to the mobile network operator market.  In 2001, the Company began offering its mobile alerting software products and mobile Internet gateway product (software that enables internet connectivity to mobile devices) to mobile network operators.  In October 2002, the Company’s products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite of products (“XMS”).  The Company no longer offers products developed specifically for financial institutions, although it continues to provide services to a small number of financial services customers and continues to support earlier sales to these customers.

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

These consolidated financial statements include the accounts of 724 Solutions Inc. and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

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

Years ended December 31, 2005, 2004 and 2003

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

Years ended December 31, 2005, 2004 and 2003

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

Consulting, implementation and training revenues are recognized as the services are performed, generally on a time and materials basis. Consulting revenues attributed to fixed price arrangements are recognized using the proportional performance method based on direct labor costs incurred to date as a percentage of total estimated direct labor costs to complete the project as this better reflects the pattern in which the Company’s obligations to its customers are fulfilled and revenue is earned.  When total cost estimates exceed revenues in a fixed price arrangement, the estimated losses are recognized immediately based upon an average fully burdened daily cost rate applicable to the consulting individuals delivering the services.  Maintenance and support revenues paid in advance are non-refundable and are recognized ratably over the term of the agreement, which typically is twelve months.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

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

Years ended December 31, 2005, 2004 and 2003

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

It was not practicable to estimate the fair value of the convertible notes carrying an interest rate of 10% per annum since they are not publicly traded and they were issued to a related party. Additional information pertinent to the value of an unquoted investment is provided in Note 8 to the consolidated financial statements.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash and accounts receivable.  Cash and cash equivalents and restricted cash consist primarily of deposits with major commercial banks, corporate debt and government treasury bills, the maturities of which are three months or less from the date of purchase.  Short-term investments and restricted cash consist of corporate debt and government treasury bills with maturities of more than three months but less than one year.  The Company performs periodic credit evaluations of the financial condition of its customers.  Allowances are maintained for potential credit losses consistent with the credit risk of specific customers.

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

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):

(f)	Stock-based compensation:

Effective January 1, 2003, the Company prospectively adopted fair value accounting for employee stock-based awards as prescribed by SFAS 123, Accounting for Stock-based Compensation.  Prior to January 1, 2003, the Company elected not to apply fair value accounting to stock-based awards to employees, other than for direct awards of stock and awards settleable in cash, which required fair value accounting.  Prior to January 1, 2003, for awards not elected to be accounted for under the fair value method, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).  APB 25 is based upon an intrinsic value method of accounting for stock-based compensation.  Under this method, compensation cost is measured as the excess, if any, of the quoted market price of the stock issuance at the measurement date over the amount to be paid by the employee.

The Company adopted fair value accounting for stock-based awards using the prospective application transitional alternative available in SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure.  Accordingly, the fair value method is applied to all awards granted, modified or settled on or after January 1, 2003.  Under the fair value method, compensation cost is measured at fair value at the date of grant and is expensed on a straight-line basis over the service period, that is the award’s vesting period.  When awards are exercised, share capital is credited by the sum of the consideration paid together with the related portion previously credited to additional paid-in capital when compensation costs were charged against income or acquisition consideration.

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):

Stock-based awards that are settleable in cash or equity at the option of Company are recorded at fair value on the date of grant and recorded as additional paid-in capital.  The fair value measurement of the compensation cost for these awards is based on the Black-Scholes option pricing model, and is recorded into operating income over the service period, that is the vesting period of the award.  When awards are exercised, share capital is credited with the related portion previously credited to additional paid-in capital.

During the year ended December 31, 2005, the Company recorded stock-based compensation expense of $1,031,000 (2004, - $152,000; 2003 - $1,678,000).  The 2003 amount primarily relates to the amortization of the deferred stock-based compensation arising on prior year business acquisitions.

The Black-Scholes option pricing model was used to estimate the fair value of the options at grant date based on the following assumptions:

	2005	2004	2003

Volatility	76%	58%	60%
Risk-free interest rate	3.64%	3.79%	3.73%
Expected life in years	5	5	5
Dividend yield	—	—	—

The Company has assumed no forfeiture rate and recognizes adjustments for actual forfeitures in the year they occur.  The weighted average grant date fair value of options issued in the year ended December 31, 2005 was $5.64 (2004 - $1.84; 2003 - $1.62).

For options issued prior to January 1, 2003, the Company is required to disclose the pro forma information as if it had accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method.  The following table presents the required disclosure of pro forma loss and basic and diluted loss per share.

	2005	2004	2003

Loss for the year	$(6,075)	$(8,034)	$(28,327)
Compensation expense related to the fair value of stock options in excess of amounts recognized	(228)	(580)	(2,155)

Pro forma loss for the year	$(6,303)	$(8,614)	$(30,482)

Pro forma loss per share:
Basic and diluted	$(1.04)	$(1.44)	$(5.09)

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):

(g)	Fixed assets:

Fixed assets are stated at cost, net of accumulated depreciation, and are depreciated over their estimated useful lives except for leasehold improvements, which are depreciated over the lesser of their useful lives and the term of the related lease.  Expenditures for maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method as follows:

Computer equipment	3 years
Computer software	1 year
Office furniture and equipment	5 years

(h)	Long-lived assets:

In accordance with the SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group.  If this comparison indicates that there is a potential impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable.  The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, risk adjusted where appropriate.

(i)	Goodwill:

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is periodically tested for impairment.  Additionally, in accordance with SFAS 141, Business Combinations, the cost of an acquired entity is allocated to the assets acquired and liabilities assumed based on their estimated fair values, including other identifiable intangible assets, as applicable, such as trade names, customer relationships and client lists.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):

	(j)	Intangible assets:

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

	(k)	Foreign currency translation:

The Company’s functional currency is the U.S. dollar.  Transactions of the Canadian parent company and fully integrated foreign subsidiaries denominated in currencies other than the U.S. dollar are translated using the temporal method. Monetary items denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred.  Revenue and expenses are translated at rates in effect at the time of the transactions.  Foreign exchange gains and losses are included in income.  Transactions of foreign subsidiaries that are considered self-sustaining are translated using the current rate method.  Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates, and the results of operations at the average rate for the year.  The resulting gains or losses are included in cumulative translation adjustment, which is presented as a separate component of shareholders’ equity. The Company considered its offices in Europe as self-sustaining through 2004 but determined that due to structural changes, these entities should be considered fully integrated as of January 1, 2005. Therefore, foreign exchange gains and losses related to these entities in 2005 have been included in the consolidated statement of operations.

The aggregate foreign currency gain (loss) included in determining loss for the three years ended December 31, 2005 are as follows: 2005 – ($260,000); 2004 - $2,000 and 2003 - $(200,000).

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):

	(l)	Income taxes:

The Company provides for income taxes under the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment.  To the extent that the recoverability of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

	(m)	Loss per share:

Basic loss per share is computed using the weighted average number of common shares outstanding, including contingently issuable shares where the contingency has been resolved.  Diluted loss per share is computed using the weighted average number of common shares and stock equivalents (using the treasury stock method) outstanding during the year. At December 31, 2005, convertible notes and options to purchase 5,303,639 shares of common stock (2004 – 4,372,351, 2003 – 724,189) were not included in the computation of diluted earnings per share because doing so would have had an anti-dilutive effect.

	(n)	Deferred charges:

Deferred charges consists of costs incurred related to the issuance of the secured convertible notes payable to related parties.  The amounts are being amortized over the term of the notes, being three years.

	(o)	Comprehensive income:

Comprehensive income includes loss for the year, unrealized gains (losses) on available for sale securities and foreign currency translation adjustments.  Tax effects of comprehensive income have not been material.  The Company recorded the components of comprehensive income on its consolidated statements of shareholders’ equity.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):

	(p)	Guarantees:

Guarantees granted (or modified) by the Company to third parties after January 1, 2003 are generally recognized, at the inception of a guarantee, as a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial measurement of that liability is the fair value of the guarantee at its inception.  The recognition of the liability is required even if it is not probable that payments will be required under the guarantee.  The Company’s liability associated with guarantees is insignificant as of December 31, 2005. (See also Note 13.)

	(q)	Use of estimates:

The preparation of consolidated financial statements requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, restructuring charges, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances.  Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated.  Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

2.	Significant accounting policies (continued):

	(r)	Recently issued accounting pronouncements:

		(i)	Accounting for share based payments:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” or SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of share based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, the Company is required to determine the appropriate fair value model to be used for valuing share based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company currently uses the Black Scholes option pricing model to value options. The use of a different model to value options may result in a different fair value than the use of the Black Scholes option pricing model. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The Company is evaluating the requirements of SFAS 123R to assess the impact its adoption will have on the Company’s financial position and results of operations.

		(ii)	Exchanges of non-monetary assets:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of assets exchanged.  The standard is effective for 2006.  The Company does not expect the adoption of this standard to have a material impact on its results.

		(iii)	Accounting changes and error corrections:

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” replacing APB Opinion No. 20 and SFAS No. 3, which applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle.  This standard also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The standard is effective for 2006.  Early adoption is permitted.  The Company does not anticipate the adoption of this standard will have a material impact on its results.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

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

The Company has entered into a letter of credit in the amount of $219,000 (2004 - $210,000) to guarantee future payments.  Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

4.	Accounts receivable:

	2005	2004

Invoiced	$1,383	$1,487
Unbilled	1,088	1,344

	$2,471	$2,831

Unbilled accounts receivable arise when revenues have been recorded but the amounts are not yet invoiced to the customer due to timing of invoicing or contractual terms. These amounts are recoverable from the customer upon invoicing for amounts currently due, achievement of certain milestones, completion of specified units or completion of the contract.

5.	Fixed assets:

	2005	2004

Computer equipment	$6,765	$6,910
Computer software	7,285	7,245
Office furniture and equipment	332	341
Leasehold improvements	338	371

	14,720	14,867
Less accumulated depreciation	13,884	13,732

	$836	$1,135

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

6.	Investments:

The Company has investments in several private companies that are accounted for under the cost method as the Company owns less than a 20% interest and does not exert significant influence over the entities. The total cost of approximately $15,243,000 has been fully provided for in prior years as the impairment was considered other than temporary.

During the year ended December 31, 2003, the Company recorded a gain of $283,000 on the sale of its equity interest in Dexit, which had been previously been written down to nil.  The Company purchased its interest in Dexit on November 29, 2001 for consideration of $79,000.

7.	Goodwill and other intangible assets:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and until January 1, 2002, had been amortized on a straight-line basis over varying periods of up to five years.  For the year ended December 31, 2003, the Company recorded an impairment charge of $9,097,000 related to goodwill (Note 16(b)). The Company recorded amortization of acquired technology of nil in 2005, nil in 2004 and $3,468,000 in 2003.

8.	Convertible notes payable to related parties:

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

Years ended December 31, 2005, 2004 and 2003

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

In accordance with FASB EITF No. 00-27, Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined that a beneficial conversion feature existed for the second tranche of its convertible notes.  On the date the required shareholder approval was obtained, the Company’s common shares closed at a premium of $0.04 per share to the conversion price of $3.07, resulting in a beneficial conversion feature on that date of approximately $65,000.  Under issue 6 of EITF 00-27, this conversion feature is to be amortized over the period to the stated redemption date being May 14, 2007.  The amortization in 2005 was $22,000 (2004 – $12,000).

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

Austin Ventures is the Company’s largest beneficial shareholder. Assuming that all of the Notes are converted into common shares at the lowest possible conversion price on the maturity date, all accrued interest on the Notes is paid with common shares, and that no additional common shares are issued, Austin Ventures could be deemed to beneficially own up to 44.23% of the Company’s issued and outstanding common shares.

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

As part of the financing arrangement between Austin Ventures and the Company, the Company agreed to appoint a nominee of Austin Ventures to the Board of Directors and to include two nominees of Austin Ventures in any slate of directors submitted to shareholders for approval. In July 2004, the Company appointed Ben Scott to the Board of Directors as Austin Venture’s nominee. He is associated with Austin Ventures as a venture partner.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

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

Total interest expense recorded during the year ended December 31, 2005 was $851,000 (2004 – $446,000). At December 31, 2005, interest payable to Austin Ventures was $876,000.

In January 2005, the Company issued 33,549 Common Shares to Austin Ventures in connection with the repayment of interest owing on the Notes. The Company recorded a loss on settlement of liability of $165,000 in the first quarter of 2005 related to this transaction.

In January 2006, the Company issued 35,259 Common Shares to Austin Ventures in connection with the repayment of interest owing on the Notes. The Company will record a loss on settlement of liabilities of $19,000 in the first quarter of 2006 related to this transaction.

Subsequent to December 31, 2005, the Company received a proposal from Austin Ventures to acquire all of the outstanding common shares not owned by Austin Ventures. (see note 19)

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

9.	Shareholders’ equity:

During 2003, the Company effected a 10-for-1 share consolidation. The historic common share numbers have been adjusted to reflect this consolidation.

(a) Stock option plans:

(i) Description of the Plans:

The Company currently has a Canadian stock option plan, a U.S. stock option plan, a 2000 stock option plan and a 2005 stock option plan (the “Plans”), each of which is intended to attract, retain and motivate employees, officers, directors and consultants.  The Company also has two option plans that were adopted upon the completion of prior acquisitions.  The stock option committee, in conjunction with the compensation committee, determines, among other things, the eligibility of individuals to participate in the Plans and the term, vesting periods and the exercise price of options granted under the Plans.

The 2000 stock option plan was adopted in December 1999 and replaced, on a prospective basis, the Canadian and U.S. stock option plans. The 2005 stock option plan was adopted in April 2005 and replaced, on a prospective basis, the 2000 stock option plan.  The options granted under the 2005 and 2000 plans have a maximum term of 10 years and an exercise price no less than the fair market value of the common shares on the date of the grant as determined by the Board of Directors or a duly authorized committee at the date of the grant.  Options held by any person under the new plan, together with any other options granted to that person may not at any time exceed 5% of the aggregate number of common shares outstanding.  If a shareholder acquires more than 50% of the Company’s common shares or the Company sells all or substantially all of its assets, all options granted under this plan will become vested and exercisable one year from the date of the relevant transaction, or earlier in some circumstances.  Since the approval of the 2005 stock option plan in April of 2005, the Company has issued options only under this plan. The Company has reserved 775,000 common shares for issuance under this plan.  The Company has reserved 1,050,000 common shares for issuance under the 2000 plan.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

9.	Shareholders’ equity (continued):

In order to increase the number of options available to be issued under the 2000 stock option plan, in 2003, the Company elected to exercise its call right to repurchase 93,931 options issued under the Pre-IPO Canadian stock option plan held by departed employees having an average exercise price of  $45.17 per share (ranging from $4.00 to $200.00 per share).  Prior to the 2003 repurchase, approximately 103,000 options were outstanding under this plan.  All of the options repurchased were out-of-the-money as the market price of the Company’s shares at the time of the repurchase was $3.07.  The Company paid each of the option holders $0.001 per option (with a minimum of $1.00) to represent legal tender for the transaction. The Company recorded the total amount paid of $198 as compensation expense. The remaining 8,323 options outstanding under the Pre-IPO Canadian option plan are held by individuals who were employed by the Company at the time of the repurchase.  It is not the Company’s intent to repurchase these options.

The U.S. stock option plan was adopted in October 1999. There are 226 options outstanding under this plan.

	(ii)	2004 grant to executives and directors:

In December 2004, the Company granted 427,000 options to certain executives, officers and directors of the Company conditional on the Company obtaining shareholder approval at the its annual general meeting held in April 2005. At the meeting, the Company’s shareholders approved the grant.

These stock options have an exercise price of $5.84 and, subject to certain conditions, vest over four years from the December 2004 grant date. The total fair value at April 28, 2005 was calculated to be $2.8 million using the Black-Scholes option pricing model. The fair value related to those options that remain outstanding will be expensed as stock-based compensation over the vesting period. During the year ended December 31, 2005, the Company recorded approximately $687,000 of stock compensation expense relating to these options.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

9.	Shareholders’ equity (continued):

The following table summarizes the status of the Company’s outstanding options at December 31, 2005:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exercisable	Weighted average exercise price

$—	$3.50	279,496	$3.14	8.0	106,650	$3.10
3.51	5.00	507,329	4.08	8.5	149,262	4.01
5.01	6.50	495,053	5.75	8.5	191,778	5.52
6.51	10.00	104,771	7.44	8.0	43,933	7.37
10.01	50.00	23,242	17.20	6.3	14,454	20.96
50.01	550.00	24,557	189.18	5.0	20,682	186.44

		1,434,448	$8.10	8.2	526,759	$12.28

The following table summarizes the continuity of options issued:

	Year ended December 31, 2005		Year ended December 31, 2004		Year ended December 31, 2003

	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding, beginning of year	929,915	$9.07	724,189	$24.62	748,408	$37.70
Granted	613,063	5.89	484,438	3.60	268,800	3.12
Exercised	(16,595)	3.69	(5,951)	3.63	—	—
Canceled	(91,935)	4.98	(272,761)	40.75	(293,019)	45.57

Outstanding, end of year	1,434,448	$8.10	929,915	$9.07	724,189	$24.62

Options exercisable, end of year	526,759	$12.28	236,920	$17.82	212,670	$41.43

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

10.	Income taxes:

The provision for income taxes differs from the amount computed by applying the combined Canadian Federal and Provincial statutory income tax rate of 36% (2004 – 36%, 2003 – 37%) to loss before income taxes. The sources and tax effects of the differences are as follows:

	2005	2004	2003

Basic rate applied to loss before provision for income taxes	$(2,187)	$(2,889)	$(10,481)
Adjustments resulting from:
Effect of enacted tax rates on deferred tax asset	—	—	(5,509)
Foreign losses affected at (higher) lower rates	(183)	(299)	(619)
Expiry of tax losses	5,597	—	2,302
Effect of change in foreign exchange rates on deductibles for tax	(600)	(2,835)	(6,469)
Stock-based compensation not deductible for tax	372	55	582
Other non-deductible expenses	413	228	12
Adjustments to fixed assets, tax losses and reserves	2,086	(2,681)	1,590
Amortization and write-down of intangibles	—	—	3,514
Other	97	36	921

	5,595	(8,385)	(14,157)
Change in valuation allowance	(5,595)	8,385	14,157

Income taxes	$—	$—	$—

Significant components of the Company’s deferred tax asset are as follows:

	2005	2004

Research and development expenses deferred for income tax purposes	$3,127	$3,018
Net operating losses carried forward	68,965	74,737
Capital losses carried forward	6,506	6,465
Fixed assets	7,474	7,342
Reserves	576	681

Deferred tax asset	86,648	92,243
Less: valuation allowance	(86,648)	(92,243)

	$—	$—

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

The net operating losses carried forward are subject to expiry if the Company does not utilize the losses prior to the taxation imposed date at which the losses expire.  The year in which the losses expire depends upon the year in which the losses arose and the jurisdiction in which the losses were incurred.  Of the approximately $68,965,000 in deferred tax assets related to operating losses carried forward, the majority of the asset of $48,253,000 does not begin to expire until 2019.  The remaining balance of $20,712,000 expires as to approximately $1,876,000 in 2006, $7,820,000 in 2007, $1,960,000 in 2008, $3,641,000 in 2009, $4,439,000 in 2010, $972,000 in 2011 and $4,000 in 2015.

A subsidiary discontinued its operations during the year and as a result can no longer utilize its net operating loss carry forwards.  In prior years, these operating loss carry forwards were described as “not subject to expiry”.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the years in which those temporary differences become deductible.  The Company considers projected taxable income, uncertainties related to the industry in which the Company operates, and tax planning strategies in making this assessment.  In order to fully realize the deferred tax assets, the Company will need to generate taxable income of approximately $225,350,000 prior to the expiration of the net operating losses carried forward.  Due to the uncertainties related to the industry in which the Company operates, the tax benefit of the above carried forward amounts has been completely offset by a valuation allowance.

11.	Lease commitments:

Future minimum lease payments under non-cancelable operating leases for premises and equipment at December 31, 2005 are as follows:

2006	$344
2007	135
2008	108
2009	113
2010	119
2011 and thereafter	—

$819

Rent expense for the year ended December 31, 2005 was $429,000 (2004 - $468,000; 2003 - $850,000). The Company is also responsible for certain common area costs at various leased premises.

As part of the restructuring charge, the Company has recorded a liability of $93,000 (2004 - $93,000) for future lease commitments for vacated premises.  The commitments for these leases have been excluded from the amounts in the table above.  The liability has been estimated as the amount the Company is contractually obligated to pay related to vacated leased premises, less an estimated amount for sublease arrangements.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

12.	Contingent liabilities:

In June 2001, 724 Solutions, Inc. (“the Company”) was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in January 2000.  The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation and FleetBoston Robertson Stephens, as well as certain former officers and directors of the Company as defendants.  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigation”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock.  A consolidated amended complaint was filed April 19, 2002.  The Company and its former officers and directors are named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss the IPO Litigation, including the action involving the Company.  On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation.  On February 19, 2003, the Court ruled on the motions.  The Court denied the Company’s motion to dismiss the claims against it under Rule 10b-5.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.  In addition, the individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

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

Years ended December 31, 2005, 2004 and 2003

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

If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself against these claims.  However, due to the inherent uncertainties of litigation the Company cannot accurately predict the ultimate outcome of the IPO Allocation Litigation. No amount is accrued at December 31, 2005, as a loss is not considered probable and estimable.

13.	Guarantees:

	(a)	General indemnities:

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

Years ended December 31, 2005, 2004 and 2003

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

14.	Segmented information:

The Company operates in a single reportable operating segment, that is, the design and delivery of software products for use by mobile network operators and other customers.  The single reportable operating segment derives its revenue from the sale of software and related services.  Information about the Company’s geographical net revenue and assets is set forth below.

Net revenue by geographic location:

	2005	2004	2003

Canada	$—	$—	$207
United States	8,966	10,604	10,408
Europe	7,923	4,257	1,417
Asia Pacific	1,376	211	823

	$18,265	$15,072	$12,855

Fixed assets by geographic location:

	2005	2004

Canada	$621	$784
United States	74	135
Europe	133	214
Asia Pacific	8	2

	$836	$1,135

For the year ended December 31, 2005, three customers accounted for 32%, 19% and 18% of revenue. For the year ended December 31, 2004, three customers accounted for 51%, 16% and 12% of revenue. For the year ended December 31, 2003, one customer accounted for 52% of revenue.

At December 31, 2005, three customers accounted for 23%, 14% and 14% of the accounts receivable balance.  At December 31, 2004, one customer accounted for 63% of the accounts receivable balance.  At December 31, 2003, two customers accounted for 50% and 17% of the accounts receivable balance.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

15.	Supplemental disclosure of cash flow information:

The following table presents the supplemental disclosure of cash flow information:

	2005	2004	2003

Supplemental cash flow information:
Interest paid	$317	$—	$7
Interest received	288	107	281

16.	Restructuring and other charges:

For the years ended December 31, 2004 and 2003, the Company recorded charges for restructuring activities and goodwill. There were no charges in the year ended December 31, 2005.

At December 31, 2005, included in accrued liabilities is the remaining restructuring provision of $93,000, which relates to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that the Company has vacated. Although the space was sublet, the Company is obligated to refurbish the space at the end of the lease. The Company expects to pay out the remaining balance by the end of the first quarter of 2006.

(a) Restructuring charges:

(i) Activities in 2004

	Severance	Lease exit costs	Total

Restructuring charges	$1,600	$500	$2,100
Reversals	(926)	—	(926)
Cash payments	(674)	(500)	(1,174)

Provision, December 31, 2004	$—	$—	$—

In the first quarter of 2004, the Company completed a plan to reduce its overall operating costs and to realign its operating expenses and investments by reducing its worldwide workforce by approximately 40 people and consolidating facilities.  As a result of these decisions, the Company recorded $2,100,000 in restructuring charges related to severance and lease exit costs. Due to the asset purchase completed in the three months ended June 30, 2004, the Company determined that it would not carry out some employee terminations planned as of the end of the prior quarter.  Therefore, in the three months ended June 30, 2004, the Company reversed $900,000 in severance costs included in restructuring charges.  This amount had been part of the restructuring charge of $2,100,000 recognized in the first quarter of 2004. Employee terminations not related to the asset purchase and the consolidation of facilities proceeded as planned in 2004.  The Company reversed $26,000 in the fourth quarter when it determined that certain cost estimates related to terminations were too high.  All amounts provided for were settled or reversed in the year.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

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

(iii)	Activities in 2002:

	Severance	Lease exit costs	Hosting exit costs	Total

Restructuring charges	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)

Provision, December 31, 2002	967	1,528	2,487	4,982
Activity during 2003:
Restructuring charge reversal	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	—	140	591	731
Activity during 2004:
Restructuring charge reversal	—	—	(181)	(181)
Cash payments	—	(47)	(410)	(457)

Provision, December 31, 2004 and 2005	$—	$93	$—	$93

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

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

The restructuring activities undertaken in 2002 were completed within the year, shortly after the reductions in the workforce occurred in the first and fourth quarters of the year. All amounts provided for were settled in the year except for: (i) severance in the amount of $967,000 which was settled in the first half of 2003; (ii) lease exit costs related to abandoned premises in the amount of $1,528,000, $1,388,000 of which was settled in 2003 and $47,000 of which was settled in 2004 leaving $93,000 at December 31, 2004 and December 31, 2005 that the Company expects will be settled by the end of the first quarter of 2006; and (iii) hosting exit costs in the amount of $2,487,000, $996,000 of which was paid out in 2003, $900,000 of which was reversed in 2003 upon the re-negotiation of certain agreements, $410,000 of which was paid out in 2004 and $181,000 of which was reversed in 2004 because certain costs were lower than the Company had estimated.  The Company has now fully exited all hosting arrangements related to legacy customers.

(b)	2003 write-down of goodwill:

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

17.	Accrued liabilities:

	2005	2004

Compensation and benefits	$694	$787
Professional and consulting fees	572	717
Travel	116	137
Other	240	460

	$1,622	$2,101

18.	Related parties:

The Company obtains legal services relating to corporate, commercial and securities matters from Torys LLP, a law firm with offices in Toronto, Canada and New York.  Barry Reiter, a member of the Board of Directors, is a partner of that firm. The Board of Directors of the Company has determined that legal services provided by Torys LLP to us do not interfere with Mr. Reiter’s ability to act in the Company’s best interests.

During the year ended December 31, 2005 the Company recorded approximately $55,000 in legal expenses related to work performed by Torys (2004 – $91,000, 2003 – $178,000). At December 31, 2005, $11,000 is due to Torys LLP (2004 – $12,000, 2003 – nil).

19.	Subsequent events:

(a) Proposal from Austin Ventures:

On February 28, 2006 the Company received a proposal from Austin Ventures to acquire all of its outstanding common shares not owned by Austin Ventures for cash consideration of $3.07 per common share.

Austin Ventures proposed that the transaction be effected by way of a court-approved plan of arrangement.  In addition to court approval, the transaction would require the approval of the Company’s shareholders, including by way of a majority of the votes cast by holders other than Austin Ventures and related parties.  Options to purchase our common shares would also acquired as part of the acquisition.

Prior to the Austin Ventures proposal, the Board of Directors had formed a Special Committee composed entirely of directors who are independent of management and independent of Austin Ventures to consider potential value enhancing strategic transactions for our shareholders.  This Special Committee, in consultation with the Company’s financial and legal advisors, reviewed and considered the Austin Ventures proposal, as well as other potential means to maximize shareholder value.

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

On March 9, 2006, Austin Ventures submitted a revised non-binding proposal to acquire all of the Company’s outstanding common shares not owned by Austin Ventures for cash consideration of $3.34 per common share.  The Company accepted the revised proposal after careful consideration and evaluation by its Special Committee of independent directors in conjunction with its financial and legal advisors.

The arrangement is also dependent upon receipt of a satisfactory fairness opinion and valuation report and completion by Austin Ventures of its due diligence.  The revised and accepted proposal is set to terminate on April 6, 2006 in the event a definitive arrangement agreement is not reached by that date.

	(b)	Nasdaq notice of non-compliance:

On March 8, 2006 the Company received a Nasdaq Staff Deficiency Letter indicating that it fails to comply with the Nasdaq’s Marketplace Rule 4310(c)(2)(B).  Marketplace Rule 4310(c)(2)(B) requires companies listed on the Nasdaq Capital Market to have a minimum of $2,500,000 in stockholders’ equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

The Company submitted a response to Nasdaq and Nasdaq staff is reviewing its eligibility for continued listing on the Nasdaq Capital Market. If Nasdaq is not satisfied with the Company’s proposal, they will issue a delisting notice, which can be appealed. In the event such an appeal was not successful, the Company’s shares would be delisted from Nasdaq.

20.	Reconciliation to Canadian GAAP:

Under Canadian securities requirements, the Company is required to provide a reconciliation setting out differences between U.S. and Canadian GAAP as applied to the Company’s financial statements.  This note sets out the differences between U.S. and Canadian GAAP for the years ended December 31, 2005 and 2004.  There were no differences between the Company’s financial statements as prepared under U.S. and Canadian GAAP for the year ended December 31, 2003.

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

Under Canadian GAAP, the secured convertible notes to related parties are considered compound instruments that are required to be separated into liability and equity components. The Company has calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%, representing the estimated rate that it would be required to pay for similar borrowings with no conversion feature. The liability component amounted to $7,067,000. The residual amount of $933,000 represents the estimated equity component for the conversion option and is included under Canadian GAAP in “equity portion of convertible notes payable to related parties”.  In addition, under Canadian GAAP the issue costs of $352,000 are allocated between equity and liability components on a proportionate basis while under U.S. GAAP the entire amount is treated as deferred charge. Accordingly, $41,000 of the deferred charge has been shown as an offset to equity for Canadian GAAP purposes, therefore the net “equity portion of convertible notes payable to related parties” is $892,000. The difference between the amounts allocated to the liability and the principal amount of the notes of $8,000,000 is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.

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

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

20.	Reconciliation to Canadian GAAP (continued):

The following tables present the adjustments required to reconcile the 2005 and 2004 consolidated financial statements presented under U.S. GAAP to Canadian GAAP.

Balance sheet at December 31, 2005

	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$5,272	$—	$5,272
Short-term investments	4,009	—	4,009
Restricted cash	219	—	219
Accounts receivable, net of allowance	2,471	—	2,471
Prepaid expenses and other receivables	522	—	522

Total current assets	12,493	—	12,493
Deferred charges	167	(19)	148
Fixed assets	836	—	836

Total assets	$13,496	$(19)	$13,477

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$358	$—	$358
Accrued liabilities	1,622	—	1,622
Interest payable to related parties	108	—	108
Deferred revenue	289	—	289

Total current liabilities	2,377	—	2,377
Convertible notes payable to related parties in 2007	7,969	(422)	7,547
Long-term interest payable to related parties in 2007	768	—	768

Total liabilities	11,114	(422)	10,692
Shareholders’ equity:
Common shares	764,859	—	764,859
Additional paid-in capital	1,312	(65)	1,247
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(763,996)	(424)	(764,420)
Accumulated other comprehensive income	207	—	207

Total shareholders’ equity	2,382	403	2,785

Total liabilities and shareholders’ equity	$13,496	$(19)	$13,477

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

20.	Reconciliation to Canadian GAAP (continued):

Balance sheet at December 31, 2004

	U.S. GAAP	Adjustments	Canadian GAAP

Assets
Current assets:
Cash and cash equivalents	$5,417	$—	$5,417
Short-term investments	8,005	—	8,005
Restricted cash	210	—	210
Accounts receivable, net of allowance	2,831	—	2,831
Prepaid expenses and other receivables	583	—	583

Total current assets	17,046	—	17,046
Deferred charges	286	(33)	253
Fixed assets	1,135	—	1,135

Total assets	$18,467	$(33)	$18,434

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$613	$—	$613
Accrued liabilities	2,101	—	2,101
Interest payable to related parties	103	—	103
Deferred revenue	173	—	173

Total current liabilities	2,990	—	2,990
Long-term liabilities	92	—	92
Convertible notes payable to related parties in 2007	7,947	(711)	7,236
Long-term interest payable to related parties in 2007	343	—	343

Total liabilities	11,372	(711)	10,661
Shareholders’ equity:
Common shares	764,530	—	764,530
Additional paid-in capital	279	(65)	214
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(757,921)	(149)	(758,070)
Accumulated other comprehensive income	207	—	207

Total shareholders’ equity	7,095	678	7,773

Total liabilities and shareholders’ equity	$18,467	$(33)	$18,434

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

20.	Reconciliation to Canadian GAAP (continued):

Statement of operations for the year ended December 31, 2005:

	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$7,445	$—	$7,445
Services	10,820	—	10,820

	18,265	—	18,265
Operating expenses:
Cost of product revenue, other	28	—	28
Cost of service revenue	7,430	—	7,430
Research and development	6,982	—	6,982
Sales and marketing	4,036	—	4,036
General and administrative	3,362	—	3,362
Depreciation	597	—	597
Stock-based compensation:
Cost of revenue	53	—	53
Research and development	122	—	122
Sales and marketing	136	—	136
General and administrative	720	—	720

Total operating expenses	23,466	—	23,466

Loss from operations	(5,201)	—	(5,201)
Interest expense, net	(709)	(275)	(984)
Loss on settlement of liability	(165)	—	(165)

Loss for the year	$(6,075)	$(275)	$(6,350)

Basic and diluted loss per share	$(1.01)	$(0.04)	$(1.05)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	6,034	6,034	6,034

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

20.	Reconciliation to Canadian GAAP (continued):

Statement of operations for the year ended December 31, 2004:

	U.S. GAAP	Adjustments	Canadian GAAP

Revenue:
Product	$8,844	$—	$8,844
Services	6,228	—	6,228

	15,072	—	15,072
Operating expenses:
Cost of product revenue, other	26	—	26
Cost of service revenue	6,614	—	6,614
Research and development	6,271	—	6,271
Sales and marketing	4,985	—	4,985
General and administrative	3,074	—	3,074
Depreciation	595	—	595
Stock-based compensation:
Cost of revenue	15	—	15
Research and development	40	—	40
Sales and marketing	34	—	34
General and administrative	63	—	63
Restructuring charges	993	—	993

Total operating expenses	22,710	—	22,710

Loss from operations	(7,638)	—	(7,638)
Interest expense, net	(396)	(149)	(545)

Loss for the year	$(8,034)	$(149)	$(8,183)

Basic and diluted loss per share	$(1.34)	$(0.03)	$(1.37)

Weighted average number of shares used in computing basic and diluted loss per share (000’s)	5,984	5,984	5,984

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

20.	Reconciliation to Canadian GAAP (continued):

Cash flows from operating activities for the year ended December 31, 2005:

	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the year	$(6,075)	$(275)	$(6,350)
Items not involving cash:
Accretion on convertible notes payable to related parties	22	289	311
Depreciation and amortization	597	—	597
Amortization of deferred charges	119	(14)	105
Stock-based compensation	1,031	—	1,031
Loss on settlement of liability	165	—	165
Changes in operating assets and liabilities:
Accounts receivable	360	—	360
Prepaid expenses and other receivables	61	—	61
Accounts payable	(255)	—	(255)
Interest payable to related parties	5	—	5
Long-term liabilities	(92)	—	(92)
Long-term interest payable to related parties	425	—	425
Accrued liabilities	(479)	—	(479)
Deferred revenue	116	—	116

Net cash flows (used in) operating activities	(4,000)	—	(4,000)
Cash flows from (used in) financing activities:
Issuance of common shares on exercise of options	61	—	61

Net cash flows from financing activities	61	—	61
Cash flows used in investing activities:
Purchase of fixed assets, net	(345)	—	(345)
Maturity of short-term investments	14,402	—	14,402
Purchases of short-term investments	(10,415)	—	(10,415)

Net cash flows (used in) investing activities	3,642	—	3,642

Effect of exchange rate changes on cash	152	—	152

Net decrease in cash and cash equivalents	(145)	—	(145)
Cash and cash equivalents, beginning of year	5,417	—	5,417

Cash and cash equivalents, end of year	$5,272	$—	$5,272

724 SOLUTIONS INC.
Notes to Consolidated Financial Statements (continued)
(Tabular amounts in thousands of U.S. dollars, except per share amounts)

Years ended December 31, 2005, 2004 and 2003

20.	Reconciliation to Canadian GAAP (continued):

Cash flows from operating activities for the year ended December 31, 2004:

	U.S. GAAP	Adjustments	Canadian GAAP

Cash flows from (used in) operating activities:
Loss for the year	$(8,034)	$(149)	$(8,183)
Items not involving cash:
Accretion on convertible notes payable to related parties	12	157	169
Depreciation and amortization	595	—	595
Amortization of deferred charges	66	(8)	58
Stock-based compensation	152	—	152
Other non-cash items	21	—	21
Changes in operating assets and liabilities:
Accounts receivable	(534)	—	(534)
Prepaid expenses and other receivables	65	—	65
Accrued interest on short-term investments	40	—	40
Accounts payable	202	—	202
Interest payable	103	—	103
Long-term liabilities	92	—	92
Long-term interest payable	343	—	343
Accrued liabilities	(1,301)	—	(1,301)
Deferred revenue	(237)	—	(237)

Net cash flows used in operating activities	(8,415)	—	(8,415)
Cash flows from (used in) financing activities:
Issuance of convertible notes payable to related parties	8,000	—	8,000
Note payable issue costs	(352)	—	(352)
Issuance of common shares on exercise of options	22	—	22

Net cash flows from financing activities	7,670	—	7,670
Cash flows used in investing activities:
Purchase of fixed assets, net	(1,017)	—	(1,017)
Maturity of short-term investments	7,233	—	7,233
Purchases of short-term investments	(13,490)	—	(13,490)

Net cash flows used in investing activities	(7,274)	—	(7,274)

Net decrease in cash and cash equivalents	(8,019)	—	(8,019)
Cash and cash equivalents, beginning of year	13,436	—	13,436

Cash and cash equivalents, end of year	$5,417	$—	$5,417