Form 10-Q
period 2006-03-31
724 SOLUTIONS INC
filed 2006-05-15
CIK 1097641

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006.

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Common Shares, no par value — 6,074,703 shares outstanding as of May 12, 2006
(together with associated rights to purchase additional Common Shares)

724 SOLUTIONS INC.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

724 SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)
March 31, 2006 and December 31, 2005

	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents (note 2)	$3,698	$5,272
Short-term investments (note 2)	1,475	4,009
Restricted cash (note 2)	221	219
Accounts receivable — trade, net of allowance of $19 (2005 — $19)	4,278	2,471
Prepaid expenses and other receivables	725	522

Total current assets	10,397	12,493
Deferred charges	138	167
Fixed assets, net of accumulated amortization of $14,095 (2005 — $13,884)	713	836

	$11,248	$13,496

Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$334	$358
Accrued liabilities	2,121	1,622
Interest payable to related parties	110	108
Deferred revenue	151	289

Total current liabilities	2,716	2,377
Convertible notes payable to related parties in 2007 (note 3)	7,975	7,969
Long-term interest payable to related parties in 2007 (note 3)	878	768

Total liabilities	11,569	11,114
Shareholders' equity (deficit):
Share capital (note 5):
Authorized:
Unlimited common shares
Unlimited preferred shares
Issued and outstanding:
6,074,703 common shares (December 31, 2005 — 6,039,444)	764,985	764,859
Additional paid-in capital	1,334	1,312
Accumulated deficit	(766,847)	(763,996)
Accumulated other comprehensive income	207	207

Total shareholders' equity (deficit)	(321)	2,382
Contingent liabilities (note 9)

	$11,248	$13,496

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars)
Three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenue:
Product	$1,679	$2,985
Services	1,583	2,820

	3,262	5,805
Operating expenses:
Cost of product revenue	3	5
Cost of services revenue	1,412	2,026
Research and development	2,021	1,687
Sales and marketing	1,107	1,168
General and administrative	1,127	804
Depreciation	211	157
Stock-based compensation:
Cost of revenue	12	7
Research and development	29	19
Sales and marketing	36	16
General and administrative	163	31

	6,121	5,920

Loss from operations	(2,859)	(115)
Interest income (expense), net	(191)	(186)
Loss on settlement of liability (note 3)	(19)	(165)

Net loss before cumulative effect of accounting change	(3,069)	(466)
Cumulative effect of accounting change (note 5c)	218	—

Net loss for the period	$(2,851)	$(466)

Basic and diluted loss per share	$(0.47)	$(0.08)

Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	6,074	6,027

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(In thousands of U.S. dollars, except share amounts)
Three months ended March 31, 2006 and 2005 (unaudited)

	Common shares
			Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity (deficit)
	Number	Amount
Balances December 31, 2004	5,989,300	$764,530	$279	$(757,921)	$207	$7,095
Loss for the period	—	—	—	(466)	—	(466)
Cumulative translation adjustment	—	—	—	—	(19)	(19)

Total comprehensive loss						(485)

Issuance on exercise of options	9,972	41	—	—	—	41
Issuance of common shares	33,549	268	—	—	—	268
Stock-based compensation expense	—	—	73	—	—	73

Balances, March 31, 2005	6,032,821	$764,839	$352	$(758,387)	$188	$6,992

Balances December 31, 2005	6,039,444	$764,859	$1,312	$(763,996)	$207	$2,382
Cumulative effect of accounting change	—	—	(218)	—	—	(218)
Loss for the period	—	—	—	(2,851)	—	(2,851)
Issuance of common shares	35,259	126	—	—	—	126
Stock-based compensation expense	—	—	240	—	—	240

Balances, March 31, 2006	6,074,703	$764,985	$1,334	$(766,847)	$207	$(321)

See accompanying notes to consolidated financial statements.

724 SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)
Three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from (used in) operating activities:
Loss for the period	$(2,851)	$(466)
Items not affecting cash:
Depreciation and amortization	211	157
Amortization of deferred charges	29	31
Stock-based compensation	240	73
Loss on settlement of liability	19	165
Cumulative effect of accounting change	(218)	—
Other non-cash items	132	93
Change in operating assets and liabilities:
Accounts receivable	(1,807)	(2,541)
Prepaid expenses and other receivables	(203)	(99)
Accounts payable	(24)	282
Long-term liabilities	—	(62)
Long-term interest payable to related parties	110	104
Accrued liabilities	499	(64)
Deferred revenue	(138)	(48)

Net cash flows used in operating activities	(4,001)	(2,375)
Cash flows from financing activities:
Issuance of common shares on exercise of options	—	41

Net cash flows from financing activities	—	41
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(87)	(44)
Maturity of short-term investments	2,500	2,478
Purchases of short-term investments	—	(2,478)

Net cash flows from (used in) investing activities	2,413	(44)

Effect of exchange rate changes on cash	14	—

Net decrease in cash and cash equivalents	(1,574)	(2,378)
Cash and cash equivalents, beginning of period	5,272	5,417

Cash and cash equivalents, end of period	$3,698	$3,039

See accompanying notes to consolidated financial statements.

1.     Basis of presentation:

  The accompanying consolidated financial statements include the accounts of 724 Solutions Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). Inter-company transactions and balances are eliminated on consolidation.

  The Company's consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The interim financial statements follow the same accounting policies and methods of application as the most recent annual financial statements except for the accounting for stock-based compensation, described in note 5c. For further information, reference should be made to the audited annual consolidated financial statements for the year ended December 31, 2005 that are included in the Company's Annual Report filed with the Canadian Securities Administrators on March 31, 2006 and with the Securities and Exchange Commission on Form 10-K filed on March 31, 2006.

  The preparation of the financial statements requires use of management estimates. The information furnished for the three months ended March 31, 2006 and March 31, 2005 reflects, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows. The Company's ability to continue as a going concern is dependent on management's ability to successfully execute its business plan. The Company cannot provide assurance that it will be able to execute its business plan or assure that efforts to raise additional financing, if required, would be successful. These financial statements do not include adjustments or disclosures that may result from the Company's inability to continue as a going concern. If the going concern assumption was not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets, the reported net losses and the balance sheet classification used.

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

  The Company has entered into letters of credit in the amount of $221,000 (December 31, 2005 — $219,000) to guarantee future payments. Letters of credit are secured by segregated instruments and disclosed as restricted cash on the consolidated balance sheets.

3.     Convertible notes payable to related parties:

  On May 14, 2004, the Company entered into a series of agreements, including a Secured Convertible Note Purchase Agreement (the "Purchase Agreement") between 724 Solutions Inc. and its wholly owned subsidiary, 724 Solutions Software Inc., and Austin Ventures VI, L.P. ("AV VI"), Austin Ventures VI Affiliates Fund, L.P. ("AV VI A"), and Austin Ventures VIII, L.P. ("AV VIII"), (collectively, the "Lenders" or "Austin Ventures") in connection with the private placement of $8,000,000 of Secured Convertible Promissory Notes (the "Notes") for cash. The non-brokered private placement of secured convertible promissory notes was completed in two tranches. The first tranche of the financing involved the issuance of $3,044,000 of convertible notes and was completed on May 14, 2004. The second tranche of the financing involved the issuance of $4,956,000 of convertible notes and was completed on June 29, 2004, after the Company obtained shareholder approval of the transactions.

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

  In accordance with FASB EITF No. 00-27, Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has determined that a beneficial conversion feature existed for the second tranche of its convertible notes. On the date the required shareholder approval was obtained, the Company's common shares closed at a premium of $0.04 per share to the conversion price of $3.07, resulting in a beneficial conversion feature on that date of approximately $65,000. Under issue 6 of EITF 00-27, this conversion feature is to be amortized over the period to the stated redemption date being May 14, 2007. The amortization in the three months ended March 31, 2006 was $5,000 (2005 — $5,000).

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

  Austin Ventures is the Company's largest beneficial shareholder. Assuming that all of the Notes are converted into common shares at the lowest possible conversion price on the maturity date, all accrued interest on the Notes is paid with common shares, and that no additional common shares are issued, Austin Ventures could be deemed to beneficially own up to 44.23% of the Company's issued and outstanding common shares.

  Joseph C. Aragona is currently a member of the Company's Board of Directors. He is also a general partner of AV Partners VI, L.P., which serves as the general partner of both AV VI and AV VI A. In addition, Mr. Aragona is a general partner of AV Partners VIII, L.P., which serves as the general partner of AV VIII. As a general partner of AVP VI and AVP VIII, Mr. Aragona may have a limited pecuniary interest in the Private Placement Transactions. Mr. Aragona did not participate in the deliberations or voting of the Company's Board with respect to the approval of the Private Placement Transactions.

  As part of the financing arrangement between Austin Ventures and the Company, the Company agreed to appoint a nominee of Austin Ventures to the Board of Directors and to include two nominees of Austin Ventures in any slate of directors submitted to shareholders for approval. In July 2004, the Company appointed Ben Scott to the Board of Directors as Austin Ventures' nominee. He is associated with Austin Ventures as a venture partner.

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

  Total interest expense recorded in the three months ended March 31, 2006 was $219,000 (2005 — $209,000). At March 31, 2006, $988,000 remains outstanding (December 31, 2005 — $876,000).

  On January 3, 2006, the Company issued 35,259 shares with a market value of $127,000 in settlement of interest owing of $108,000 and recorded a loss on settlement of liability of $19,000 in the three month period ended March 31, 2006 related to the extinguishment of the liability. On January 3, 2005, the Company issued 33,549 shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000 in the three month period ended March 31, 2005 related to the extinguishment of the liability.

  The principal amount of the convertible notes plus interest due at maturity is payable to Austin Ventures at the maturity date in the second quarter of 2007, but if an event of default occurs, the convertible notes payable to related parties may become due prior to the maturity date. Additionally, Austin Ventures has the option to convert the debt to shares at the applicable conversion price at any time prior to the maturity date. If Austin Ventures does not convert the debt to shares prior to or at maturity, the Company will be required to pay the principal of $8.0 million plus interest due at maturity of approximately $1.4 million in the second quarter of 2007. These amounts are payable in cash or shares at a conversion price of $3.07 at the option of Austin Ventures. If Austin Ventures demands cash, the Company may not have sufficient funds to meet that demand and it may have to raise additional capital. The Company cannot predict the terms under which capital may be available to it at that time, if at all.

  Subsequent to March 31, 2006, in advance of the arrangement agreement, the Company entered into a deferral agreement, pursuant to which the Company and affiliates of Austin Ventures agreed that payment of the quarterly interest amounts due under the notes issued by the Company will be deferred until the earlier of the termination of the arrangement agreement or the effectiveness of the arrangement.

  Further, the Company entered into a definitive arrangement agreement with Austin Ventures VIII, L.P. and an affiliated entity, 724 Holdings, Inc., by which 724 Holdings would acquire all the outstanding common shares of 724 Solutions not owned by Austin Ventures or its related persons for cash consideration of $3.34 per common share. (see note 11)

4.     Segment information:

  The Company operates in a single reportable operating segment, that is, the design and delivery of software products for use by mobile network operators and other customers. The single reportable operating segment derives its revenue from the sale of software and related services. Information about the Company's geographical net revenue and assets is set forth below.

  Net revenue by geographic revenue distribution:

	March 31, 2006	March 31, 2005
United States	$2,002	$2,286
Europe	1,204	3,334
Asia Pacific	56	185
Canada	—	—

	$3,262	$5,805

  In the three months ended March 31, 2006, three customers accounted for 40%, 19% and 13% of revenue. In the three months ended March 31, 2005, three customers accounted for 28%, 28% and 26% of revenue.

  At March 31, 2006, three customers accounted for 33%, 21% and 11% of accounts receivable. At December 31, 2005, three customers accounted for 23%, 23% and 14% of accounts receivable.

  Fixed assets by geographic location:

	March 31, 2006	December 31, 2005
Canada	$528	$621
United States	3	74
Europe	174	133
Asia Pacific	8	8

	$713	$836

5.     Share capital:

  (a)
  Stock options:

    At March 31, 2006, and December 31, 2005, there were options outstanding to acquire 1,250,798 and 1,434,448 of the Company's common shares, respectively.

    The following table summarizes the Company's options as of March 31, 2006:

Exercise price ranges		Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options exerciseable	Weighted average exercise price
$—	$3.50	280,496	$3.14	7.7	106,650	$3.10
3.51	5.00	408,679	4.09	8.3	112,112	3.96
5.01	6.50	433,053	5.71	8.2	177,778	5.48
6.51	10.00	84,621	7.52	7.6	46,346	7.47
10.01	50.00	19,392	18.27	5.8	13,854	21.23
50.01	550.00	24,557	189.18	4.8	24,557	189.18

		1,250,798	$8.53	8.0	481,297	$14.61

  (b)
  Loss per share:

    The Company has excluded from the calculation of diluted earnings per share all common shares potentially issuable upon the exercise of stock options and other potentially convertible instruments that could dilute basic earnings per share in the future, because to do so would have been anti-dilutive.

  (c)
  Stock-based compensation:

    Effective January 1, 2006, the Company adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. ("SFAS") 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"), using the modified prospective application transitional approach. For options granted prior to January 1, 2003, the Company had elected to account for employee share based compensation using the intrinsic value method based on Accounting Principal Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. For options granted post January 1, 2003, the Company applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock based Compensation" ("SFAS 123") as amended.

    Had the Company accounted for stock options issued from inception on July 28, 1997 to December 31, 2002 under the fair value method the pro forma impact on net loss and net loss per share would be as follows:

March 31, 2005
Loss for the period	$(466)
Compensation expense related to the fair value of stock options in excess of amounts recognized	(66)

Pro forma loss for the period	$(532)

Pro forma loss per share: Basic and diluted	$(0.09)

    The fair value of each option granted prior to January 1, 2003, was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in the notes to the Company's annual consolidated financial statements.

    Under the modified prospective application transitional approach, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS 123R. In addition, share-based compensation is recognized, subsequent to the adoption of SFAS 123R, for the remaining portion of the vesting period (if any) for outstanding awards granted prior to the date of adoption. Results for prior periods have not been restated. The cumulative effect accounting change is an estimated number based on the forfeiture rate and generated an approximate $218,000 credit to the statements of operations.

    The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, and the Company's prior period disclosures, including share-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free rate, and the Company's dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the period ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

    The fair value of each option granted in the three months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%, expected volatility of 100% (2005 — 62%), risk-free rate of interest of 4.04% (2005 — 3.66%) and an expected life of the option of five years. The Company has assumed a forfeiture rate of 25% on options granted in the three months ended March 31, 2006. The weighted average grant date fair value of options issued in the three months ended March 31, 2006 was $2.67 (2005 — $4.18).

    The Company has not capitalized any share based compensation costs as a part of the cost of an asset. The total unrecognized compensation costs related to the non-vested awards expected to be recognized over a weighted average period of 2.3 years amounted to $2.3 million at March 31, 2006. For the three months ended March 31, 2006, no cash was used to settle equity instruments granted under share-based payment arrangements.

    The following table summarizes stock option activity during the first three months of fiscal year 2006:

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2005	1,434,448	$8.10
Activity in the three months ended March 31, 2006
Options granted	2,000	3.49
Options cancelled	(185,650)	5.19

Options outstanding at March 31, 2006	1,250,798	$8.53

6.     Restructuring charges:

  For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges for restructuring activities. Portions of these restructuring charges were scheduled to be paid out in subsequent periods. At March 31, 2006, included in accrued liabilities is the remaining restructuring provision of $54,000, which relates to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that the Company has vacated. The space was sublet until December 31, 2005 and the Company has returned the space to the landlord as of March 31, 2006. The Company is obligated to refurbish the space and expects this will be completed early in the second quarter of 2006. The Company expects to pay out the remaining balance in the second quarter of 2006.

  Changes to the Company's restructuring reserves in the three months ended March 31, 2006 and 2005, are set out below.

  (a)
  Restructuring provision at March 31, 2006:

    2002 Restructuring, provision at March 31, 2006:

	Severance	Lease exit costs	Hosting exit costs	Total
Restructuring charges in 2002	$7,991	$2,472	$7,438	$17,901
Cash payments	(7,024)	(364)	(4,951)	(12,339)
Non-cash charges	—	(580)	—	(580)

Provision, December 31, 2002	967	1,528	2,487	4,982
Activity during 2003:
Restructuring charge reversal	—	—	(900)	(900)
Cash payments	(967)	(1,388)	(996)	(3,351)

Provision, December 31, 2003	—	140	591	731
Activity during 2004:
Restructuring charge reversal	—	—	(181)	(181)
Cash payments	—	(47)	(410)	(457)

Provision, December 31, 2004 and 2005	—	93	—	93
Activity during the three months ended March 31, 2006:
Cash payments	—	(39)	—	(39)

Provision, March 31, 2006	$—	$54	$—	$54

    During 2002, the Company reduced its worldwide workforce by approximately 198 people, closed redundant facilities, wrote down inventory assets that were no longer part of its future strategy and wrote down unused fixed assets. The Company realigned its workforce following this reduction to allow it to focus on delivering software applications and infrastructure software to mobile network operators ("MNO's") while servicing its global installed base of financial services clients. In addition, as part of the restructuring, the Company formalized a three-year arrangement with Computer Sciences Corporation ("CSC"), an unrelated party, whereby CSC would provide application hosting services to support the Company's hosting agreements until such time as the agreements expire or are assigned to CSC. The Company does not intend to enter into any further hosting agreements and will promote CSC as its preferred supplier of such services.

    The restructuring activities undertaken in 2002 were completed within the year, shortly after the reductions in the workforce occurred in the first and fourth quarters of the year. All amounts provided for were settled in the year except for: (i) severance in the amount of $967,000 which was settled in the first half of 2003; (ii) lease exit costs related to abandoned premises in the amount of $1,528,000, $1,388,000 of which was settled in 2003 and $47,000 of which was settled in 2004 and $39,000 was settled in the first quarter of 2006 leaving $54,000 at March 31, 2006 that the Company expects will be settled in the second quarter of 2006; and (iii) hosting exit costs in the amount of $2,487,000, $996,000 of which was paid out in 2003, $900,000 of which was reversed in 2003 upon the re-negotiation of certain agreements, $410,000 of which was paid out in 2004 and $181,000 of which was reversed in 2004 because certain costs were lower than the Company had estimated. The Company has now fully exited all hosting arrangements related to legacy customers.

  (b)
  Restructuring provision at March 31, 2005:

    At March 31, 2005, included in accrued liabilities was the remaining restructuring provision of $93,000, which related to a restructuring activity undertaken in 2002, specifically to costs associated with an office in Europe that the Company had vacated.

7.     Supplemental disclosure:

	March 31, 2006	March 31, 2005
Supplemental cash flow information: Interest received	$79	$56
Supplemental disclosure of non-cash financing and investing activities:
Common shares issued upon settlement of interest due on convertible notes payable to related parties	$127	$268

8.     Guarantees:

  (a)
  General indemnities:

    In the normal course of operations, the Company provides indemnification agreements to counterparties in transactions such as purchase contracts, services agreements and leasing transactions. These indemnification agreements may require the Company to compensate the counterparties for costs incurred as a result of changes in laws and regulations (including tax legislation) or as a result of litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the contract. The nature of the indemnification agreements prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. Historically, the Company has not made any significant payments under such indemnification. No amount has been accrued in the consolidated financial statements with respect to these indemnification agreements.

  (b)
  Product warranties:

    The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if its software products infringe a third party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its consolidated financial statements.

    The Company's software license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a specified period after delivery. The Company also warrants that services it performs will be provided in a manner consistent with industry standards and in accordance with applicable specifications for a specified period from performance of the services. To date, the Company has not incurred any material costs associated with these warranties.

9.     Contingent liabilities:

  In June 2001, 724 Solutions, Inc. ("the Company") was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering ("IPO") in January 2000. The lawsuits also named certain of the underwriters of the IPO, including Credit Suisse First Boston Corporation and FleetBoston Robertson Stephens, as well as certain former officers and directors of the Company as defendants. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the "IPO Litigation"). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received "excessive" commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company's stock. A consolidated amended complaint was filed April 19, 2002. The Company and its former officers and directors are named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

  On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss the IPO Litigation, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court denied the Company's motion to dismiss the claims against it under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigation signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

  In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers' insurance companies. On or about July 2, 2003, a committee of the Company's Board of Directors conditionally approved the proposed partial settlement. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurance carriers.

  In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.

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

  If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself against these claims. However, due to the inherent uncertainties of litigation the Company cannot accurately predict the ultimate outcome of the IPO Allocation Litigation. No amount is accrued at March 31, 2006, as a loss is not considered probable and estimable.

  Subsequent to March 31, 2006, the settlement fairness hearing was held April 24, 2006 but a decision has not been issued.

10.   Related parties:

  The Company obtains legal services relating to corporate, commercial and securities matters from Torys LLP, a law firm with offices in Toronto, Canada and New York. Barry Reiter, a member of the Board of Directors, was a partner of that firm until he resigned from Torys LLP effective May 12, 2006. The Board of Directors of the Company has determined that legal services provided by Torys LLP to us did not interfere with Mr. Reiter's ability to act in the Company's best interests.

  During the three months ended March 31, 2006 the Company recorded approximately $109,000 in legal expenses related to work performed by Torys (2005 — $19,000). At March 31, 2006, $103,000 is due to Torys LLP (December 31, 2005 — $11,000).

11.   Subsequent events:

  (a)
  Arrangement agreement:

    On April 6, 2006 the Company entered into a definitive arrangement agreement with Austin Ventures VIII, L.P. and an affiliated entity, 724 Holdings, Inc., by which 724 Holdings would acquire all the outstanding common shares of 724 Solutions not owned by Austin Ventures or its related persons for cash consideration of $3.34 per common share. The transaction is to be carried out by way of a court-approved plan of arrangement. Under the arrangement, holders of options having an exercise price less than $3.34 would receive a cash payment in an amount per share equal to the difference between $3.34 and the exercise price, and all outstanding options will be cancelled.

    The 724 Solutions Board of Directors approved the arrangement agreement following the report and favorable recommendation of its Special Committee of directors independent of management of 724 Solutions and independent of Austin Ventures who reviewed and considered the arrangement. In doing so, the Board determined that the arrangement is in the best interests of 724 Solutions and its shareholders, and authorized the submission of the arrangement to holders of 724 Solutions common shares for their approval as required under applicable law. In reaching its recommendation, the Special Committee received a fairness opinion from its financial advisor, Thomas Weisel Partners LLC, and a valuation report from its independent valuator, Paradigm Capital Inc. Copies of the fairness opinion and the valuation report, the factors considered by the Special Committee and the Board and other relevant information are included in the preliminary Management Information Circular and Proxy Statement filed with the SEC and with the Canadian Securities Administrators on April 21, 2006.

  (b)
  Deferral agreement:

    In advance of the arrangement agreement, the Company entered into a deferral agreement, pursuant to which the Company and affiliates of Austin Ventures agreed that payment of the quarterly interest amounts due under the notes issued by the Company will be deferred until the earlier of the termination of the arrangement agreement or the effectiveness of the arrangement.

  (c)
  Nasdaq notice of non-compliance:

    The Company received a Nasdaq Staff Deficiency Letter on March 8, 2006 indicating that it fails to comply with the Nasdaq's Marketplace Rule 4310(c)(2)(B). Marketplace Rule 4310(c)(2)(B) requires the Company to have a minimum of $2,500,000 in stockholders' equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On April 3, 2006 the Company received a Nasdaq Staff Determination indicating that Nasdaq had denied its request for an extension to allow it to retain its listing while the Company and Austin Ventures work to complete the arrangement described above.

    The Company appealed the ruling and a hearing to consider the Company's appeal was held on May 11, 2006. The Company expects the Nasdaq panel to issue a decision within thirty days of that hearing.

12.   Reconciliation to Canadian GAAP:

  Under Canadian securities requirements, the Company is required to provide a reconciliation setting out differences between U.S. and Canadian GAAP as applied to the Company's financial statements. This note sets out the differences between U.S. and Canadian GAAP for the three months ended March 31, 2006 and 2005 and as at March 31, 2006 and December 31, 2005.

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

  Under Canadian GAAP, the secured convertible notes to related parties are considered compound instruments that are required to be separated into liability and equity components. The Company has calculated the liability component of the secured convertible notes as the present value of the future obligation using a discount rate of 15%, representing the estimated rate that it would be required to pay for similar borrowings with no conversion feature. The liability component amounted to $7,067,000. The residual amount of $933,000 represents the estimated equity component for the conversion option and is recorded under Canadian GAAP as the "equity portion of convertible notes payable to related parties". In addition, under Canadian GAAP the issue costs of $352,000 are allocated between equity and liability components on a proportionate basis while under U.S. GAAP the entire amount is treated as deferred charge. Accordingly, $41,000 of the deferred charge has been shown as an offset to equity for Canadian GAAP purposes, therefore the net "equity portion of convertible notes payable to related parties" is $892,000. The difference between the amounts allocated to the liability and the principal amount of the notes of $8,000,000 is being amortized as non-cash imputed interest expense over the period to maturity and the liability is being accreted up to its maturity value.

  Under U.S. GAAP, the costs related to the issuance of the secured convertible notes payable was recorded as a long-term asset and are being amortized over the term of the Notes. Under Canadian GAAP, these costs have been allocated on a pro rata basis between the debt and equity components of the compound instruments. The amount allocated to the debt component has been recorded as a long-term asset and amortized over the term of the notes and the amount allocated to the equity component has been recorded as a reduction to shareholders' equity.

  Under US GAAP, effective January 1, 2006, the Company adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. ("SFAS") 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"), using the modified prospective application transitional approach in respect of all unvested options outstanding at January 1, 2006 (see note 5c).

  The following tables present the adjustments required to reconcile the March 31, 2006 consolidated financial statements presented under U.S. GAAP to Canadian GAAP.

Reconciliation to Canadian GAAP — Balance sheet at March 31, 2006:

	U.S. GAAP	Adjustments	Canadian GAAP
Assets
Current assets:
Cash and cash equivalents	$3,698	$—	$3,698
Short-term investments	1,475	—	1,475
Restricted cash	221	—	221
Accounts receivable, net of allowance	4,278	—	4,278
Prepaid expenses and other receivables	725	—	725

Total current assets	10,397	—	10,397
Deferred charges	138	(15)	123
Fixed assets	713	—	713

Total assets	$11,248	$(15)	$11,233

Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$334	$—	$334
Accrued liabilities	2,121	—	2,121
Interest payable to related parties	110	—	110
Deferred revenue	151	—	151

Total current liabilities	2,716	—	2,716
Convertible notes payable to related parties in 2007	7,975	(349)	7,626
Long-term interest payable to related parties in 2007	878	—	878

Total liabilities	11,569	(349)	11,220
Shareholders' equity (deficit):
Common shares	764,985	—	764,985
Additional paid-in capital	1,334	(65)	1,269
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(766,847)	(493)	(767,340)
Accumulated other comprehensive income	207	—	207

Total shareholders' equity (deficit)	(321)	334	13

Total liabilities and shareholders' equity (deficit)	$11,248	$(15)	$11,233

Balance sheet at December 31, 2005

	U.S. GAAP	Adjustments	Canadian GAAP
Assets
Current assets:
Cash and cash equivalents	$5,272	$—	$5,272
Short-term investments	4,009	—	4,009
Restricted cash	219	—	219
Accounts receivable, net of allowance	2,471	—	2,471
Prepaid expenses and other receivables	522	—	522

Total current assets	12,493	—	12,493
Deferred charges	167	(19)	148
Fixed assets	836	—	836

Total assets	$13,496	$(19)	$13,477

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$358	$—	$358
Accrued liabilities	1,622	—	1,622
Interest payable to related parties	108	—	108
Deferred revenue	289	—	289

Total current liabilities	2,377	—	2,377
Convertible notes payable to related parties in 2007	7,969	(422)	7,547
Long-term interest payable to related parties in 2007	768	—	768

Total liabilities	11,114	(422)	10,692
Shareholders' equity:
Common shares	764,859	—	764,859
Additional paid-in capital	1,312	(65)	1,247
Equity portion of convertible notes payable to related parties	—	892	892
Accumulated deficit	(763,996)	(424)	(764,420)
Accumulated other comprehensive income	207	—	207

Total shareholders' equity	2,382	403	2,785

Total liabilities and shareholders' equity	$13,496	$(19)	$13,477

Reconciliation to Canadian GAAP — Statement of operations for the three months ended March 31, 2006:

	U.S. GAAP	Adjustments	Canadian GAAP
Revenue:
Product	$1,679	$—	$1,679
Services	1,583	—	1,583

	3,262	—	3,262
Operating expenses:
Cost of product revenue, other	3	—	3
Cost of services revenue	1,412	—	1,412
Research and development	2,021	—	2,021
Sales and marketing	1,107	—	1,107
General and administrative	1,127	—	1,127
Depreciation	211	—	211
Stock-based compensation:
Cost of revenue	12	—	12
Research and development	29	—	29
Sales and marketing	36	—	36
General and administrative	163	—	163

Total operating expenses	6,121	—	6,121

Loss from operations	(2,859)	—	(2,859)
Interest income (expense), net	(191)	(69)	(260)
Loss on settlement of liability	(19)	—	(19)

Net loss before cumulative effect of accounting change	(3,069)	(69)	(3,138)
Cumulative effective of accounting change	218	(218)	—

Loss for the period	$(2,851)	$(287)	$(3,138)

Basic and diluted loss per share	$(0.47)	$(0.05)	$(0.52)

Weighted average number of shares used in computing basic and diluted loss per share (000's)	6,074	6,074	6,074

Reconciliation to Canadian GAAP — Statement of operations for the three months ended March 31, 2005:

	U.S. GAAP	Adjustments	Canadian GAAP
Revenue:
Product	$2,985	$—	$2,985
Services	2,820	—	2,820

	5,805	—	5,805
Operating expenses:
Cost of product revenue, other	5	—	5
Cost of services revenue	2,026	—	2,026
Research and development	1,687	—	1,687
Sales and marketing	1,168	—	1,168
General and administrative	804	—	804
Depreciation	157	—	157
Stock-based compensation:
Cost of revenue	7	—	7
Research and development	19	—	19
Sales and marketing	16	—	16
General and administrative	31	—	31

Total operating expenses	5,920	—	5,920

Loss from operations	(115)	—	(115)
Interest income (expense), net	(186)	(70)	(256)
Loss on settlement of liability	(165)	—	(165)

Loss for the period	$(466)	$(70)	$(536)

Basic and diluted loss per share	$(0.08)	$(0.01)	$(0.09)

Weighted average number of shares used in computing basic and diluted loss per share (000's)	6,027	6,027	6,027

Reconciliation to Canadian GAAP — Cash flows from operating activities for three months ended March 31, 2006:

	U.S. GAAP	Adjustments	Canadian GAAP
Cash flows from (used in) operating activities:
Loss for the period	$(2,851)	$(287)	$(3,138)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	72	72
Depreciation and amortization	211	—	211
Amortization of deferred charges	29	(3)	26
Stock-based compensation	240	—	240
Loss on settlement of liability	19	—	19
Cumulative effect of accounting change	(218)	218	—
Other non-cash expenses	132	—	132
Changes in operating assets and liabilities:
Accounts receivable	(1,807)	—	(1,807)
Prepaid expenses and other receivables	(203)	—	(203)
Accounts payable	(24)	—	(24)
Long-term interest payable to related parties	110	—	110
Accrued liabilities	499	—	499
Deferred revenue	(138)	—	(138)

Net cash flows used in operating activities	(4,001)	—	(4,001)
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(87)	—	(87)
Maturity of short-term investments	2,500	—	2,500

Net cash flows from (used in) investing activities	2,413	—	2,413

Effect of exchange rate changes on cash	14	—	14

Net decrease in cash and cash equivalents	(1,574)	—	(1,574)
Cash and cash equivalents, beginning of period	5,272	—	5,272

Cash and cash equivalents, end of period	$3,698	$—	$3,698

Reconciliation to Canadian GAAP — Cash flows from operating activities for three months ended March 31, 2005:

	U.S. GAAP	Adjustments	Canadian GAAP
Cash flows from (used in) operating activities:
Loss for the period	$(466)	$(70)	$(536)
Items not involving cash:
Accretion on convertible notes payable to related parties	—	73	73
Depreciation and amortization	157	—	157
Stock-based compensation	73	—	73
Amortization of deferred charges	31	(3)	28
Loss on settlement of liability	165	—	165
Other non-cash expenses	93	—	93
Changes in operating assets and liabilities:
Accounts receivable	(2,541)	—	(2,541)
Prepaid expenses and other receivables	(99)	—	(99)
Accounts payable	282	—	282
Long-term liabilities	(62)	—	(62)
Long-term interest payable to related parties	104	—	104
Accrued liabilities	(64)	—	(64)
Deferred revenue	(48)	—	(48)

Net cash flows used in operating activities	(2,375)	—	(2,375)
Cash flows from financing activities:
Issuance of common shares on exercise of options	41	—	41

Net cash flows from financing activities	41	—	41
Cash flows from (used in) investing activities:
Purchase of fixed assets, net	(44)	—	(44)
Maturity of short-term investments	2,478	—	2,478
Purchases of short-term investments	(2,478)	—	(2,478)

Net cash flows from (used in) investing activities	(44)	—	(44)

Net decrease in cash and cash equivalents	(2,378)	—	(2,378)
Cash and cash equivalents, beginning of period	5,417	—	5,417

Cash and cash equivalents, end of period	$3,039	$—	$3,039

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        We offer software products that enable Internet connectivity to mobile devices such as mobile phones and handheld computing devices. We also offer software that helps to deliver text messaging, multimedia messaging, voice services and transactions to mobile network operators' end user customers using mobile phones and handheld computing devices.

        We were incorporated in 1997 and we introduced our initial products in 1999. At that time, we focused on creating software products that assisted financial services companies in making their traditional services available to their customers through mobile phones and handheld computing devices. In January 2001, we acquired Tantau Software with a view to expanding our customer base, utilizing Tantau's software products to strengthen our products offered to financial services customers, and to expand our sales to mobile network operators. In 2001, we began offering our mobile alerting software products and our mobile Internet gateway product (software that enables Internet connectivity to mobile devices) to mobile network operators. In October 2002, our products and solutions for mobile network operators and other customers were re-branded as the X-treme Mobility Suite of products ("XMS").

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

        With our corporate office in Santa Barbara, California, we have development and sales offices around the world, including China, Switzerland, Canada, the United Kingdom and the United States.

SUBSEQUENT EVENTS

ARRANGEMENT AGREEMENT

        On April 6, 2006 we entered into a definitive arrangement agreement with Austin Ventures VIII, L.P. and an affiliated entity, 724 Holdings, Inc., by which 724 Holdings, Inc. would acquire all the outstanding common shares of 724 Solutions not owned by Austin Ventures or its related persons for cash consideration of $3.34 per common share. The transaction is to be carried out by way of a court-approved plan of arrangement. Under the arrangement, holders of options having an exercise price less than $3.34 would receive a cash payment in an amount per share equal to the difference between $3.34 and the exercise price, and all outstanding options will be cancelled.

        The 724 Solutions Board of Directors approved the arrangement agreement following the report and favorable recommendation of its Special Committee of directors, independent of management of 724 Solutions and independent of Austin Ventures, who reviewed and considered the arrangement. In doing so, the Board determined that the arrangement is in the best interests of 724 Solutions and its shareholders, and authorized the submission of the arrangement to holders of 724 Solutions common shares for their approval as required under applicable law. In reaching its recommendation, the Special Committee received a fairness opinion from its financial advisor, Thomas Weisel Partners LLC, and a valuation report from its independent valuator, Paradigm Capital Inc. Copies of the fairness opinion and the valuation report, the factors considered by the Special Committee and the Board and other relevant information are included in the preliminary Management Information Circular and Proxy Statement filed with the SEC and with the Canadian Securities Administrators on April 21, 2006 and will be included in the definitive Management Information Circular and Proxy Statement that will be sent to holders of common shares of 724 Solutions in connection with the annual and special meeting to be called to consider the arrangement.

        The holding of the annual and special meeting will be subject to court approval of an interim order. The arrangement will require approval by 66 2/3% of the votes cast by holders of 724 Solutions common shares and holders of in-the-money options (whether or not vested) entitled to vote at the meeting, voting together as one class. Holders of in-the-money options represent approximately 2.4% of the combined class of holders of 724 Solutions common shares and holders of in-the-money options. In addition, the arrangement resolution must be approved by a majority of the votes cast by holders of 724 Solutions common shares entitled to vote at the meeting excluding shares held by Austin Ventures and related persons.

DEFERRAL AGREEMENT

        In advance of the arrangement agreement, we entered into a deferral agreement, pursuant to which affiliates of Austin Ventures and we agreed that payment of the quarterly interest amounts due under the notes will be deferred until the earlier of the termination of the arrangement agreement or the effectiveness of the arrangement.

NASDAQ NOTICE OF NON-COMPLIANCE

        The Company received a Nasdaq Staff Deficiency Letter on March 8, 2006 indicating that it fails to comply with the Nasdaq's Marketplace Rule 4310(c)(2)(B). Marketplace Rule 4310(c)(2)(B) requires the Company to have a minimum of $2,500,000 in stockholders' equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On April 3, 2006 we received a Nasdaq Staff Determination indicating that Nasdaq had denied our request for an extension to allow us to retain our listing to allow us time to complete the arrangement described above.

        We appealed the ruling and a hearing to consider our appeal was held on May 11, 2006. We expect the Nasdaq panel to issue a decision within thirty days of that hearing.

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

Software license agreements can be multiple element arrangements that include related maintenance and implementation fees. Accordingly, the fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence of fair value ("VSOE") of each element in accordance with Statement of Position ("SOP") 97-2. For these multiple element contracts falling under SOP 97-2 for which we do not have sufficient VSOE, we use the residual method to record revenues. Under this method, if we have VSOE for all undelivered elements (typically, services and maintenance) we record the remaining value of the contract as license revenue after allocating full value to the undelivered elements.

        In some software license agreements, some of our products cannot be considered "off-the-shelf" and the contracted deliverables and professional services fees may be essential to the functionality of the software. In these circumstances, we recognize revenue as the deliverables and services are performed and revenue is earned in accordance with the percentage of completion method of accounting.

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

PRODUCT REVENUE

Product revenue consists of the following:

  •
  Variable License Fee Arrangement — a variable license fee based on the numbers of users or the total capacity in a period. Revenue is recognized on an ongoing basis when determinable and will vary with the number or the total capacity of our customers' end users. In some of our agreements, there may be a cap on the total license fees paid by our customer for a particular product.

  •
  Reseller/OEM Arrangement — the reseller or OEM typically pays a non-refundable licensing fee for our software and/or a royalty fee based on the related number of users or based on a given capacity. We recognize revenue associated with non-refundable license fees when we have met our revenue recognition criteria for license agreements as outlined above. We recognize royalty fee revenue when the amount is determinable and all of our other revenue recognition criteria for license revenue are met.

  •
  Fixed License Fee Arrangement — a license fee for a fixed number of copies or unlimited use of the software for a period of time ranging from three months to perpetuity. If the license is not a perpetual license, we recognize the revenue ratably over the term of the license. If the license is a perpetual license, we recognize the revenue when the general conditions outlined above under "Sources of Revenue" are met.

SERVICES REVENUE

IMPLEMENTATION AND CUSTOMER SERVICES FEES

        Revenue from implementation and customer services fees includes fees for implementation of our product offerings (which may include hardware and third party software operating on the hardware), consulting and training services. Customers are charged a fee based on time and expenses and a fee for the hardware and third party software they choose to buy from us. Revenue is recognized as the implementation is performed or as the hardware is delivered and accepted or deferred until we achieve contractually defined milestones or until customer acceptance has occurred, as the case may be, for those contracts.

MAINTENANCE FEES

        We receive revenue from maintaining and servicing our products for customers. The maintenance fee is typically equal to a specified percentage of the customer's cumulative license fees, and may include a minimum quarterly amount. If associated with the fixed fee license model, the maintenance revenues received will be recorded as deferred revenue and recognized on a straight-line basis over the contract period. When associated with the variable fee license model, any maintenance payments will be recognized on a monthly basis as earned.

MANAGED ALERTS SERVICES FEES

        We receive revenue from providing services to our customers using our managed X-treme Alerts Platform ("XAP"). These can include revenue from voice alerts, Short Message Service (SMS) alerts, Multimedia Message (MMS) alerts, fraud alerts, and collection alerts. Our XAP software is hosted in New Jersey with Computer Sciences Corporation and the voice hardware is hosted in Florida with InterVoice. Customers typically pay a per alert fee, subject to monthly minimums. The fees are recognized on a monthly basis as earned.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our general credit terms are 30 to 60 days from the invoice date. We perform an ongoing credit evaluation of each customer's financial condition and if the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payment, an additional allowance would be required. At March 31, 2006, our allowance for doubtful accounts totals $19,000. Our maximum exposure to loss on receivables at any point in time is the total accounts receivable, which was $4.3 million at March 31, 2006. Due to the significant number of estimates utilized in determining an expected rate of uncollectible receivables, actual results of collections could be materially different from these estimates.

INCOME TAXES

        We record a valuation allowance against deferred income tax assets when we believe it is not more likely than not that some portion or all of the deferred income tax assets will be realized. We consider factors such as the reversal of deferred income tax liabilities, projected taxable income, the character of the income tax asset and the potential for realization due to tax planning strategies. At December 31, 2005, while we had $86.6 million in available net tax benefit of loss carry forwards and other deferred tax assets, we have experienced losses in recent years and the extent of future income for tax purposes before utilization of these benefits is uncertain. Accordingly, the entire balance of deferred tax assets has been reduced by a valuation allowance. Due to the significant number of estimates and projections utilized in determining an appropriate valuation for our deferred income tax assets, the actual valuation allowance against the tax assets could be materially different from these estimates.

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

VALUATION OF INTANGIBLE ASSETS

        We have acquired several other businesses. As part of the completion of any business combination, we are required to value any intangible assets acquired at the date of acquisition. We utilize the most current internally-generated and publicly available information to develop an estimate of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable at the date prepared. This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the intangible assets acquired. There can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired intangible assets. To assist us with the valuation process, we have adopted the practice of using independent valuation experts in the valuation process for intangible assets acquired through material acquisitions. However, it is possible that either we or the independent valuation experts will make judgments or estimates that differ from actual circumstances. In these cases, we may be required to record a provision or write-off certain of our intangible assets. Similarly, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to annually test the value of our goodwill. Changes in estimates could result in different conclusions for the underlying value of goodwill. We perform our annual impairment testing on goodwill at December 31 of each fiscal year, provided that circumstances do not arise during the year that would necessitate an earlier evaluation. As at March 31, 2006, the carrying value of our goodwill and intangible assets was nil.

VALUATION OF FIXED ASSETS

        We monitor the appropriateness of the carrying values of our fixed assets, primarily office furniture and computer software and equipment, on an ongoing basis, in accordance with applicable accounting requirements. As required, if an indicator of potential impairment is evident, we will review the projected undiscounted future cash flows associated with the relevant fixed asset, to determine if the undiscounted cash flows exceed the carrying amount of the fixed asset. If it is determined that the net carrying amount of the fixed asset is not recoverable, then an adjustment would be made to reduce the net carrying amount to the fair value amount of the asset. We utilize the most current internally-generated and publicly available information to develop our estimates of future undiscounted cash flows including, among other things, estimated lives, residual values and terminal values, and believe the estimates to be reasonable. Additionally, determination of fair values of fixed assets may also involve various methods of estimation, if comparable independent fair values are not readily available. Accordingly, different assumptions related to cash flows or fair values of fixed assets could materially affect our estimates. We have recorded charges to write-down fixed assets, primarily arising due to the restructuring activities we have undertaken. As at March 31, 2006, our net book value of fixed assets was $713,000.

RESTRUCTURING PROVISIONS

        We record restructuring provisions when specified criteria under accounting principles are met. While these provisions are substantially based on contractual terms, it is necessary to make estimates of the fair values of liabilities in some circumstances, primarily when the charge includes future costs to be incurred on leased space which is no longer being used but for which the lease agreement has not been terminated. In these cases, we estimate the fair value of future sub-lease rentals that will be realized over the term of the agreement. These estimates take into account expected demands and prices available for the specific space in the area in which the leased space is located. Unless we have a fixed sub-lease for the remaining term of the lease arrangement, the actual amount of sub-lease rental income may differ from the estimates used in developing the provision and those changes may be material. Changes in estimated sub-lease income are recognized as determinable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

        Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

REVENUE

PRODUCT REVENUE

        In the three months ended March 31, 2006, product revenue was $1.7 million, compared to $3.0 million in the same period in 2005.

        Revenue from our X-treme Mobility Suite ("XMS") of products was $1.6 million for the three months ended March 31, 2006, compared to $2.9 million in the same period in 2005. The principal revenue producing deployments for our XMS products in the three months ended March 31, 2006 were with Sprint Nextel and Nokia. The principal revenue producing deployments for our XMS products in the three months ended March 31, 2005 were with Hewlett-Packard (as a reseller to Sprint Nextel), Nokia and Vodafone. On October 31, 2005, our subcontract agreement with Hewlett-Packard terminated. This change resulted in a decrease in product revenue of approximately $940,000 in the three months ended March 31, 2006, compared to the prior year period.

        In the three months ended March 31, 2006, the X-treme Services Activity Manager ("XSAM") product accounted for approximately 76% of revenue from the X-treme Mobility Suite of products and our AGW product accounted for approximately 18% of the XMS revenue. In the three months ended March 31, 2005, our X-treme Mobility Gateway ("XMG") product accounted for approximately 60% and the AGW product accounted for approximately 36% of XMS revenue. We anticipate that the XMG, XSAM and AGW products will generate most of our XMS product revenue in the second quarter of 2006.

        During the three months ended March 31, 2006 and 2005, product revenue from our non-XMS products, including those sold primarily to the financial services industry, was $49,000 and $71,000, respectively. We will continue to perform under the contracts we currently have with these customers and anticipate that revenue from these customers will be approximately $50,000 per quarter for the remainder of 2006. Our ability to achieve this revenue, however, is dependent on our customers for these products renewing their contracts.

SERVICES REVENUE

        Services revenue was $1.6 million for the three months ended March 31, 2006, compared to $2.9 million in the same period in 2005.

        In the three months ended March 31, 2006, services revenue from XMS decreased to $1.2 million from $2.6 million in the same period in 2005. Implementation and customer services revenue related to XMS was approximately $700,000 in the three months ended March 31, 2006, compared to $1.2 million in the same period of 2005. The 2005 amount included approximately $480,000 from the delivery of hardware to a customer in Europe.

        XMS maintenance revenue decreased to $586,000 in the three months ended March 31, 2006, compared to $1.2 million in the same period of 2005. The cancellation of the Hewlett-Packard (as a reseller to Sprint Nextel) contract had a significant impact on maintenance revenue as we had revenue of nil from Hewlett-Packard (as a reseller to Sprint Nextel) in the three months ended March 31, 2006, compared to $813,000 in the same period in 2005.

        Managed alerts services revenue was $93,000 in the three months ended March 31, 2006, compared to $143,000 in the same period of 2005. Primarily all of the revenue in both periods was derived from one customer that has adopted this platform on a managed services basis for its customer retention and loyalty program.

        Services revenue from our non-XMS products, including those sold primarily to the financial services industry, was $185,000 in the three months ended March 31, 2006, compared to $238,000 in the same period in 2005, as some contracts were not renewed by our financial services customers, resulting in less services and maintenance revenue from these customers.

OPERATING EXPENSES

COST OF PRODUCT REVENUE

        Our product revenue consists of the sale of software licenses, typically on a per user or capacity basis. There are no significant out-of-pocket costs associated with the manufacture of our software. Costs associated with our software are as follows:

  •
  Development costs: Software development costs are capitalized from the point in time that a product's technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. All subsequent costs are expensed as incurred. To date, the completion of working models of our products has substantially coincided with the general release of the products. As a result, we have not capitalized any software development costs, since those costs have not been significant.

  •
  Amortization of intangible assets: Intangible assets include intellectual property we have acquired and either license as a stand-alone product or embed in one or more of our software products. Acquired software is amortized on a straight-line basis over a period of two to five years. All acquired software had been fully amortized or written down to nil by the end of September 2003. Therefore, amortization expense was nil in each of the three month periods ended March 31, 2006 and 2005.

  •
  Third Party Inventory: Cost of product revenue also includes the cost of inventory purchased from third parties and sold to our customers. In the three months ended March 31, 2006 and 2005, we did not purchase or sell any third party inventory to our customers.

  •
  Other: Some of our products include third party embedded software that we license. In the three months ended March 31, 2006, we recorded $3,000 of license fees related to amounts due to third party vendors for the use of software embedded in our products, compared to $5,000 in the same period of 2005.

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

        Cost of services revenue decreased to $1.4 million for the three months ended March 31, 2006, from $2.0 million for the same period in 2005. Included in the 2005 amount is approximately $420,000 in hardware costs related to a customer deployment. Cost of services revenue, as a percentage of revenue, was 43% for the three months ended March 31, 2006, compared to 35% for the same period in 2005. Our average professional services headcount was 25 in the first quarter of 2006, unchanged from same period of 2005. At the end of the first quarter of 2006, we had 28 professional services personnel, compared to 26 at the end of the first quarter of 2005.

RESEARCH AND DEVELOPMENT

        Research and development ("R&D") expenses include compensation of software development personnel working on the continuing enhancement of our products and our quality assurance and testing activities. These expenses also include the cost of retaining independent contractors and consultants, software licensing expenses and allocated operating expenses.

        Research and development expenses increased to $2.0 million for the three months ended March 31, 2006, compared to $1.7 million for the same period in 2005. Our average R&D headcount was 50 in the three months ended March 31, 2006, compared to 48 in the prior year period. At March 31, 2006 we had 51 R&D employees, compared to 52 at March 31, 2005.

        We continue to evaluate our R&D expenditure needs based on our new product architecture and services and the current market environment. R&D expense, as a percentage of revenue, was 62% for the three months ended March 31, 2006, compared to 29% for the same period in 2005.

SALES AND MARKETING

        Sales and marketing ("S&M") expenses include compensation of sales and marketing personnel, public relations and advertising, trade shows, marketing materials and allocated operating expenses.

        Sales and marketing expenses were $1.1 million for the three months ended March 31, 2006, compared to $1.2 million for the same period in 2005. The average number of S&M personnel in the three months ended March 31, 2006 was 17, unchanged from the prior year period. At March 31, 2006 and 2005, we had 15 and 18 sales and marketing personnel, respectively. We continue to monitor our sales and marketing expenditures to ensure that they remain aligned with our targeted opportunities as well as prevailing market conditions. S&M expense, as a percentage of revenue, was 34% for the three months ended March 31, 2006, compared to 20% for the same period in 2005.

GENERAL AND ADMINISTRATIVE

        General and administrative ("G&A") expenses include salaries and benefits for corporate personnel and other general and administrative expenses such as facilities, travel and professional consulting costs. Our corporate staff includes several of our executive officers and our business development, financial planning and control, human resources and corporate administration staff.

        G&A expenses increased to $1.1 million for the three months ended March 31, 2006, compared to $804,000 for the same period in 2005. The increase was mainly due to increased legal and professional fees related to the proposed plan of arrangement. Our average G&A headcount in the three months ended March 31, 2006 was 13, unchanged from the same period in 2005. At March 31, 2006 and 2005, we had 12 and 13 G&A personnel, respectively. G&A expense, as a percentage of revenue, was 35% for the three months ended March 31, 2006, compared to 14% for the same period in 2005. We believe we may need to add additional G&A staff this year to address increased regulatory compliance requirements if we remain a public company.

DEPRECIATION

        Depreciation expense was $211,000 in the three months ended March 31, 2006, compared to $157,000 for the same period in 2005. In 2004 and 2005, we began to reinvest in fixed assets and anticipate that we will make further purchases of fixed assets in 2006.

STOCK-BASED COMPENSATION

        Effective January 1, 2006, we adopted the fair value-based method for measurement and cost recognition of employee share-based compensation arrangements under the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. ("SFAS") 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"), using the modified prospective application transitional approach. For options granted prior to January 1, 2003, we had elected to account for employee share based compensation using the intrinsic value method based on Accounting Principal Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. For options granted post January 1, 2003, we applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock based Compensation" ("SFAS 123") as amended.

        Under the modified prospective application transitional approach, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS 123R. In addition, share-based compensation is recognized, subsequent to the adoption of SFAS 123R, for the remaining portion of the vesting period (if any) for outstanding awards granted prior to the date of adoption. Results for prior periods have not been restated. The cumulative effect of accounting change is an estimated number based on the forfeiture rate and generated an approximate $218,000 credit to the statements of operations.

        We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, and our prior period disclosures, including share-based compensation (determined under a fair value method as prescribed by SFAS 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free rate, and the dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted in the period ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

        Stock-based compensation increased to $240,000 for the three months ended March 31, 2006, compared to $73,000 for the same period in 2005. The stock compensation expense in 2006 relates to the fair value of unvested options granted since January 1, 2002 while the stock compensation expense in 2005 relates to the expensing of the fair value of options granted since January 1, 2003.

RESTRUCTURING COSTS

        In the three months ended March 31, 2006 and 2005, we recorded restructuring charges of nil.

        Included in our "Accrued Liabilities" as at March 31, 2006 is approximately $54,000 in remaining obligations arising from a restructuring activity undertaken in 2002. Specifically, it relates to the remaining costs associated with an office in Europe that we have vacated. The space was returned to the landlord in March 2006. The remaining costs associated with this space are related to refurbishment, which we expect to finalize in the second quarter of 2006.

        We continue to evaluate costs on an ongoing basis to determine if costs of a particular product or function are warranted given the anticipated revenue from or contribution to the business of that product or function.

INTEREST EXPENSE

        We had a net interest expense of $191,000 in the three months ended March 31, 2006, compared to net interest expense of $186,000 in the same period of 2005. The interest expense associated with the $8.0 million in convertible notes issued in the second quarter of 2004 was $254,000 in the three months ended March 31, 2006, compared to $243,000 in the three months ended March 31, 2005. Interest earned in the three months ended March 31, 2006 was $63,000, compared to $57,000 in the three months ended March 31, 2005. The interest earned in each period was derived from cash and cash equivalent balances and short-term investments, representing primarily the unused portion of the proceeds from the convertible debt financing completed in the second quarter of 2004.

        Net interest expense is expected to be approximately $225,000 to $245,000 per quarter in the second, third and fourth quarters of 2006; $257,000 to $263,000 in interest charges related to the convertible notes payable to related parties offset by interest income of approximately $20,000 to $30,000 per quarter.

LOSS ON SETTLEMENT OF LIABILITY

        In January 2006, we issued 35,259 Common Shares with a market value of $127,000 to Austin Ventures in connection with the payment of $108,000 in interest due. We recorded a loss on settlement of liability of $19,000 in the first quarter of 2006 related to this transaction. The payment was related to the extinguishment of the liability related to interest due on the convertible notes payable to related parties. We have the option of paying the interest portion due quarterly on the notes payable in cash or shares at a conversion price of $3.07 (see note 3 to the interim financial statements for further details). In the event we settle future interest obligations in shares, we will record additional charges, the amount of which will depend on the price of our shares at the time of settlement.

        On January 3, 2005, we issued 33,549 common shares with a market value of $268,000 in settlement of interest owing of $103,000 and recorded a loss on settlement of liability of $165,000.

NET LOSS

        Our net loss before cumulative effect of accounting change increased to $3.1 million for three months ended March 31, 2006, compared to $466,000 for the same period in 2005. Our net loss has increased significantly because revenue declined by $2.5 million, compared to the same period in 2005, and total operating expenses were higher by approximately $201,000, compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

        The following table presents selected balance sheet information as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$3,698	$5,272
Short-term investments	1,475	4,009
Restricted cash	221	219

	5,394	9,500
Other current assets less current liabilities	2,287	616

Working capital	$7,681	$10,116

        At March 31, 2006, our cash and short-term investments and restricted cash were $5.4 million, compared to $9.5 million at December 31, 2005, a reduction of $4.1 million. The reduction in our cash balance was primarily due to uses of cash in operating activities, most notably related to our loss, offset by non-cash items, and the increase in accounts receivable of $1.8 million.

        Our accounts receivables balance at March 31, 2006 was $4.3 million, with over 92% of the balance being either current or less than 30 days past due. We did not incur any bad debt expense in either the three months ended March 31, 2006 or 2005 and we believe that the current allowance of $19,000 is sufficient and that accounts receivable will be collected. Our accrued liabilities balance of $2.1 million includes approximately $54,000 of restructuring allowance that we anticipate will be paid in the second quarter of 2006.

        The following table presents selected cash flow information for the three months ended March 31, 2006 and 2005 (in thousands):

For the three months ended March 31,	2006	2005
Cash from (used in) operating activities	$(4,001)	$(2,375)
Cash from (used in) financing activities	—	41
Cash from (used in) investing activities	2,413	(44)
Effect of exchange rate changes on cash	14	—

Net decrease in cash	$(1,574)	$(2,378)

        Net cash used in operating activities increased to $4.0 million for the three months ended March 31, 2006, compared to $2.4 million for the same period in 2005. Net cash used in operating activities for the three months ended March 31, 2006 consisted of our net loss of $2.9 million, cumulative effect of accounting change of $218,000, other non-cash items of $132,000 and net working capital items of $1.6 million, primarily made up of an increase in accounts receivable of $1.8 million, offset by non-cash items, specifically loss on settlement of liability of $19,000, depreciation of $211,000, amortization of deferred charges of $29,000 and stock-based compensation of $240,000. Net cash used in operating activities for the three months ended March 31, 2005 consisted of our net loss of $466,000 and net working cash items of $2.4 million, primarily made up of an increase in accounts receivable of $2.5 million, offset by non-cash items, specifically loss on settlement of liability of $165,000, depreciation of $157,000, amortization of deferred charges of $31,000, stock-based compensation of $73,000 and other non-cash items of $93,000.

        Financing activities provided a cash source of nil in the three months ended March 31, 2006, compared to a source of $41,000 from the issuance of common shares on the exercise of options for the three months ended March 31, 2005.

        Cash used in investing activities, before the sale (purchase) of short-term investments, business acquisitions and restricted cash was $87,000 in the three months ended March 31, 2006, compared to a cash use of $44,000 in the same period in 2005. The amount in each year is related to net purchase of fixed assets. We had a cash source of $2.5 million related to the maturity of short-term investments in the three months ended March 31, 2006.

        We expect our quarterly cash expenditures in the second quarter of 2006 to increase significantly from the $5.7 million achieved in the first quarter of 2006, as we will have significant costs associated with the proposed plan of arrangement. Some costs are contingent on the transaction closing, but we expect costs of approximately $1.2 million in the second quarter that are not contingent on the transaction closing in the second quarter, or thereafter. Not including the transaction related costs, we expect cash expenditures in each of the next four quarters will be in the range of $5.3 million to $6.0 million including capital expenditures. These expenditures are based on the assumption that we maintain our current staffing level and facilities. We anticipate, based on current forecasts, that our cash on hand, together with our cash from operations will be sufficient to cover our cash requirements for at least the next twelve months. Accordingly, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have suffered recurring losses from operations and negative cash flows. Our ability to continue as a going concern is dependent on our ability to successfully execute our business plan. We cannot provide assurance that we will be able to execute our business plan or assure that efforts to raise additional financing, if required, would be successful. Our financial statements do not include adjustments or disclosures that may result from our inability to continue as a going concern. If the going concern assumption was not appropriate for our financial statements, then adjustments would be necessary in the carrying values of assets, the reported net losses and the balance sheet classification used.

        The principal amount of the convertible notes plus interest due at maturity is payable to Austin Ventures at the maturity date in the second quarter of 2007, but if an event of default occurs, the convertible notes payable to related parties may become due prior to the maturity date. Additionally, Austin Ventures has the option to convert the debt to shares at the applicable conversion price at any time prior to the maturity date. If Austin Ventures does not convert the debt to shares prior to or at maturity, we will be required to pay the principal of $8.0 million plus interest due at maturity of approximately $1.4 million in the second quarter of 2007. These amounts are payable in cash or shares at a conversion price of $3.07 at the option of Austin Ventures. If Austin Ventures demands cash, we may not have sufficient funds to meet that demand and we may have to raise additional capital. We cannot predict the terms under which capital may be available to us at that time, if at all. See note 3 to the consolidated financial statements for the three months ended March 31, 2006 for further details.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — CANADA AND UNITED STATES

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment," or SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of share based compensation. Accordingly, SFAS 123R eliminates the use of the intrinsic value method to account for share based compensation transactions as provided under APB Opinion No. 25. Under SFAS 123R, we are required to determine the appropriate fair value model to be used for valuing share based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We currently use the Black Scholes option pricing model to value options. The use of a different model to value options may result in a different fair value than the use of the Black Scholes option pricing model. As required, we adopted SFAS 123R in the first quarter of fiscal 2006. We re-calculated our stock compensation expense for the years ended December 31, 2003, 2004 and 2005 and recorded a "cumulative effect of accounting change" entry of $218,000, representing the amount by which our expenses would have been lower in the three year period had we been using the method prescribed by SFAS 123R to calculate stock compensation expense.

        In November 2005, the FASB issued Staff Position ("FSP") FAS 123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards". This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital as prescribed by SFAS 123R, Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make this one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

        In November 2005, the FASB issued FSP FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

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

Quarter ended	Mar. 31, 2006	Dec. 31 2005	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31 2004	Sept. 30 2004	Jun. 30 2004
(In thousands of U.S. dollars, except number of shares and per share amounts)
Revenue:
Product	$1,679	$1,461	$1,295	$1,704	$2,985	$3,140	$2,013	$1,930
Services	1,583	1,922	3,166	2,912	2,820	2,380	1,489	1,119

Total revenue	3,262	3,383	4,461	4,616	5,805	5,520	3,502	3,049
Operating expenses:
Cost of product revenue
Other	3	3	10	10	5	26	—	—
Cost of services revenue	1,412	1,693	1,804	1,907	2,026	2,044	1,505	1,537
Research and development	2,021	1,834	1,768	1,693	1,687	1,339	1,410	1,433
Sales and marketing	1,107	915	930	1,023	1,168	1,316	1,093	1,197
General and administrative	1,127	957	748	853	804	690	796	755
Depreciation	211	125	150	165	157	166	124	120
Stock-based compensation:
Cost of revenue	12	12	19	15	7	6	4	3
Research and development	29	25	43	35	19	17	10	9
Sales and marketing	36	24	53	43	16	14	9	7
General and administrative	163	270	233	186	31	26	16	14
Restructuring costs	—	—	—	—	—	(26)	(181)	(900)

Total operating expenses	6,121	5,858	5,758	5,930	5,920	5,618	4,786	4,175

Loss from operations	(2,859)	(2,475)	(1,297)	(1,314)	(115)	(98)	(1,284)	(1,126)
Interest income (expense), net	(191)	(171)	(172)	(180)	(186)	(210)	(183)	(19)
Loss on settlement of liability	(19)	—	—	—	(165)	—	—	—

Net loss before cumulative effect of accounting change	(3,069)	(2,646)	(1,469)	(1,494)	(466)	(308)	(1,467)	(1,145)
Cumulative effect of accounting change	218	—	—	—	—	—	—	—

Net loss for the period	$(2,851)	$(2,646)	$(1,469)	$(1,494)	$(466)	$(308)	$(1,467)	$(1,145)

Basic and diluted loss per share	$(0.47)	$(0.44)	$(0.24)	$(0.25)	$(0.08)	$(0.05)	$(0.25)	$(0.19)
Weighted-average number of shares used in computing basic and diluted loss per share (in thousands)	6,074	6,039	6,036	6,033	6,027	5,985	5,983	5,983

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        Statements contained in this report which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. These statements are made under the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995 and of Canadian provincial securities laws. A forward-looking statement may contain words such as "anticipate that," "believes," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be," or similar words. These forward-looking statements include the statements herein regarding: future developments in our markets and the markets in which we expect to compete, including the wireless communications industry; our estimated cost reductions; our future ability to fund our operations and become profitable; our development of new products and relationships; the rate at which consumers will adopt wireless applications; our ability to increase our customer base; the services that we or our customers will introduce and the benefits that end users will receive from these services; the impact of entering new markets; our plans to use or not to use certain types of technologies in the future; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, stock-based compensation, depreciation and amortization expenses; our future interest income; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; and the anticipated impact of changes in applicable accounting rules.

        The accuracy of these statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Some of the key risks that could cause actual results to differ materially from those projected or anticipated include the risks discussed in the section entitled "Risk Factors," below. Additional information about these and other risks can be found in our filings with the SEC and with the Canadian Securities Administrators, including in the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on form 10-K. We encourage you to carefully review these risks in order to evaluate an investment in our securities. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

IMPACT OF INTEREST RATE EXPOSURE

        As of March 31, 2006, we had approximately $5.4 million in cash, cash equivalents, short-term investments and restricted cash, of which $1.7 million consisted of short-term investments and restricted cash. A significant portion of the cash earns interest at variable rates. In addition, although our short-term investments are fixed-rate instruments, the average term is short. Accordingly, our interest income is effectively sensitive to changes in the level of prevailing interest rates. Our convertible notes payable to related parties bear interest at a fixed rate. Accordingly, we currently do not have any interest rate exposure on our outstanding indebtedness.

IMPACT OF FOREIGN EXCHANGE RATE EXPOSURE

        Our functional currency is the U.S. dollar, as we recognize the majority of our revenues in U.S. dollars. In the foreseeable future, the majority of our non-US dollar denominated expenses will be incurred in Canadian dollars, Euros, Swiss francs and United Kingdom pounds sterling. Changes in the value of these currencies relative to the U.S. dollar may result in currency gains and losses, which could affect our operating results. We do not currently hedge against these currency fluctuations. In the three months ended March 31, 2006, we incurred realized and unrealized foreign currency losses relating to the translation of our non-U.S. dollar denominated monetary assets and liabilities of approximately $14,000.

Item 4.    Controls and Procedures.

        Prior to the filing date of this Report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have not been any changes in the Company's internal controls over financial reporting that occurred during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

        If the proposed settlement is not consummated, the Company intends to continue to vigorously defend itself and the Individual Defendants against these claims. However, due to the inherent uncertainties of litigation, and because the IPO Litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome IPO Allocation Litigation. No amount is accrued at March 31, 2006, as a loss is not considered probable and estimable.

Item 1A.    Risk Factors.

        The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005 a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition. The Company urges you to carefully read those risk factors prior to making an investment decision with respect to its securities. In addition, the information presented below updates, and should be read in conjunction with, those risk factors.

GENERAL INDUSTRY, ECONOMIC AND MARKET CONDITIONS

        Our future revenues and operating results are dependent to a large extent upon general economic conditions, conditions in the wireless market and within the wireless market, our primary target market of mobile network operators. If general economic conditions are adverse, if the economies in which our target customers are located enter into a recession, or if demand for our solutions does not expand, our ability to increase our customer base may be limited and our revenue may not increase or could decrease.

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

COMPETITIVE LANDSCAPE

        Many of our competitors are significantly larger than us in terms of revenue, marketing and research and development expenditures and numbers of employees in their sales, services and support organizations. The competitors we face on our X-treme Mobility Suite sales opportunities include Nokia, Ericsson, Comverse, Alcatel and Openwave. Our success is dependent on our ability to win our share of these opportunities against these larger competitors and to retain our customers. Many of these competitors are able to bundle other products (including handsets and/or network equipment) into sales of competitive products, which they might argue is more beneficial to their customers. We do not believe that we can offer similar product bundles, which could prevent us from competing with these competitors, offering similar pricing, retaining key customers or acquiring new customers. These competitors with greater resources may also be in a better position than us to make necessary or advantageous investments in the development or acquisition of new products and services. Additionally, in the market for messaging services, we see price-driven competition from smaller private companies, particularly European-based companies, including First Hop.

CUSTOMER CONCENTRATION

        To date, a significant portion of our revenues in any particular period has been attributable to a limited number of customers. In the three months ended March 31, 2006, 72% of our revenue was derived from three customers. Most of our revenue from these customers and our other customers depends on their continued use of our products. If our customers discontinue or materially reduce their use of our products, or obtain one or more additional suppliers of competing software and services, our revenues will decline.

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

INTERNATIONAL MARKETS

        We expect that sales in international markets will be a major factor in our revenue, particularly since the use of wireless networks and wireless devices have generally proceeded more rapidly outside North America. Risks inherent in conducting business internationally include:

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

  •
  lower pricing of license and professional services fees; and

  •
  differences in foreign laws and regulations, including foreign tax, intellectual property, labour and contract law.

Any of these factors could harm our international operations and, consequently, our operating results and growth.

LIQUIDITY

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have suffered recurring losses from operations and negative cash flows. Our ability to continue as a going concern is dependent on our ability to successfully execute our business plan. We cannot provide assurance that we will be able to execute our business plan or assure that efforts to raise additional financing, if required, would be successful. Our financial statements do not include adjustments or disclosures that may result from our inability to continue as a going concern. If the going concern assumption was not appropriate for our financial statements, then adjustments would be necessary in the carrying values of assets, the reported net losses and the balance sheet classification used.

        The principal amount of the convertible notes plus interest due at maturity is payable to Austin Ventures at the maturity date in the second quarter of 2007, but if an event of default occurs, the convertible notes payable to related parties may become due prior to the maturity date. Additionally, Austin Ventures has the option to convert the debt to shares at the applicable conversion price at any time prior to the maturity date. If Austin Ventures does not convert the debt to shares prior to or at maturity, we will be required to pay the principal of $8.0 million plus interest due at maturity of approximately $1.4 million in the second quarter of 2007. These amounts are payable in cash or shares at a conversion price of $3.07 at the option of Austin Ventures. If Austin Ventures demands cash, we may not have sufficient funds to meet that demand and we may have to raise additional capital. We cannot predict the terms under which capital may be available to us at that time, if at all. See note 3 to the consolidated financial statements for the three months ended March 31, 2006 for further details.

INVESTMENTS IN OTHER COMPANIES AND NEW TECHNOLOGIES

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

EMPLOYEES

        Our ability to execute our business successfully depends in large part upon our ability to have a sufficient number of qualified employees to achieve our goals. There are only a limited number of persons with the requisite skills to serve in many key management and non-management positions, and it is difficult to retain and hire these persons. If we are unable to do so, our business could be negatively affected. The morale of our current employees may have been adversely affected by previous workforce reductions and current uncertainties regarding our business, impacting performance. Our ability to attract potential new employees in the future may suffer if our reputation suffers as a result of these or other issues.

GROSS MARGINS

        We believe that certain factors in the current market may contribute to the risk that our gross margins will decrease in future fiscal quarters. We may have to lower our prices in order to accommodate our customers. In addition, many of our customers may be reluctant to make a commitment to pay large upfront license fees or to guarantee purchases of a minimum number of licenses or licensed capacity, which could also cause our revenues to decrease. Some mobile network operators are also unwilling to pay for installations and customizations to our products, which could negatively impact our operating results.

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

LITIGATION

        The Company and certain of its former officers and directors were named as defendants in a series of purported class actions relating to our initial public offering. A proposed settlement has been reached, however, there is no assurance that such settlement will be finalized in its present form, if at all. If the proposed settlement is not consummated, we intend to continue to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation we cannot accurately predict the ultimate outcome of the IPO Allocation Litigation. No amount is accrued at March 31, 2006, as a loss is not considered probable and estimable. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation may be difficult to predict. The adverse resolution of any of these proceedings could have a material adverse effect on our business, results of operations, and financial condition.

LISTING REQUIREMENTS

        On March 8, 2006, we received a Nasdaq Staff Deficiency Letter indicating that we are not in compliance with the Nasdaq's Marketplace Rule 4310(c)(2)(B), which requires a listed company to have a minimum of $2,500,000 in stockholders' equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year, or two of the three most recently completed fiscal years. On April 3, 2006 we received a Nasdaq Staff Determination indicating that Nasdaq had denied our request for an extension to allow us to retain our listing while Austin Ventures and we work to complete a privatization transaction. We have appealed the ruling and a hearing to consider our appeal was held on May 11, 2006. We expect the Nasdaq panel to issue a decision within thirty days of that hearing.

        If our common shares are not listed on the Nasdaq Capital Market, trading of our common shares could be conducted in the U.S. on the over-the-counter market on an electronic bulletin board established for unlisted securities, or directly through market makers in our common shares. If our common shares trade in the U.S. over-the-counter market, an investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common shares. A delisting from the Nasdaq Capital Market and failure to obtain listing on such other market or exchange would subject our securities to the so-called U.S. "penny stock rules," which impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. In addition, when the market price of our common shares is less than $5.00 per share, as is the case as of the date of this filing, we are subject to the U.S. penny stock rules even if our common shares are still listed on the Nasdaq Capital Market.

        The TSX has its own listing requirements, with which we currently comply.

SHAREHOLDER CONCENTRATION

        Our significant shareholders and members of our management team, including Austin Ventures, which is affiliated with a member of our Board of Directors, beneficially owned approximately 41% of our common shares as of March 31, 2006. This figure includes the additional common shares Austin Ventures would receive were it to convert all of the notes that it owns and the interest payable on those notes (see note 3 to our consolidated financial statements). Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring shareholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could be otherwise beneficial to our shareholders. Furthermore, in the event that Austin Ventures were to convert all or part of the notes as it is entitled to do, such conversion would have a dilutive effect on the ownership interests of other shareholders, which would be reflected in certain of our performance metrics including earnings per share, and which may also negatively impact the market value of our securities.

AUSTIN VENTURES PROPOSED TRANSACTION

        On April 6, 2006 we announced that we had entered into a definitive arrangement agreement with Austin Ventures VIII, L.P. and an affiliated entity, 724 Holdings, Inc., by which 724 Holdings, Inc. would acquire all the outstanding common shares of 724 Solutions not owned by Austin Ventures or its related persons for cash consideration of $3.34 per common share. The transaction is to be carried out by way of a court-approved plan of arrangement. Under the arrangement, holders of options having an exercise price less than $3.34 would receive a cash payment in an amount per share equal to the difference between $3.34 and the exercise price, and all outstanding options will be cancelled.

        If the transaction does not proceed, or proceeds on less favorable terms than as proposed, we may not have alternative transactions available to us or our shareholders that are as beneficial as the transaction that has been proposed. In pursuing this transaction, we will have also expended significant management attention and resources, which may be of little or no value if the agreement is not closed.

IMPACT OF ANY FAILURE TO COMPLETE THE ARRANGEMENT

        There are a number of material risks to which we are subject relating to the proposed plan of arrangement with Austin Ventures not being completed, including the following:

  •
  the price of our common shares may decline to the extent that the current market price reflects a market assumption that the arrangement will be completed;

  •
  we must pay certain costs related to the arrangement, including legal and financial advisor fees, even if the arrangement is not completed. In addition, if the arrangement is not completed, we are not entitled to any reimbursement for any expense incurred in connection with the arrangement from 724 Holdings, Inc. and may be required to reimburse 724 Holdings, Inc. for its reasonable expenses. These expenses are significant and could adversely affect our financial condition; and

  •
  if the arrangement is terminated and the board of directors decides to seek another going private transaction or a merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by 724 Holdings, Inc. under the arrangement. Prior to and during the negotiation of the arrangement with Austin Ventures, our special committee and its financial advisor were unable to identify a superior proposal despite significant efforts. In addition, if the arrangement is terminated by the board of directors in conjunction with supporting a "Superior Proposal", we are required to pay 724 Holdings, Inc. a termination payment and reimburse 724 Holdings, Inc. for its reasonable expenses.

In addition, our customers and partners, in response to an announcement of the arrangement not being completed, might delay or defer decisions concerning us. Any delay or deferral in those decisions by customers and partners could have a material adverse effect on our business and operations regardless of whether the arrangement is ultimately completed, due to perceived uncertainties over our continued commitment to provide products and enhancements or support services. Similarly, our current and prospective employees may experience uncertainty about their future roles with us until Austin Ventures' strategies with respect to us are announced and executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

TERMINATION PAYMENT AND EXPENSE REIMBURSEMENT OBLIGATIONS TO 724 HOLDINGS

        In the arrangement agreement, we have agreed to pay 724 Holdings a termination payment and to reimburse 724 Holdings for its reasonable expenses in the event the arrangement agreement is terminated in certain circumstances. The payment of the termination payment and expense reimbursement could have an adverse effect on our financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        In January 2006, the Company issued 35,259 common shares with a market value of $127,000 to Austin Ventures in settlement of interest due of $108,000 on the Company's secured convertible notes. See note 3 to the Company's unaudited financial statements for additional information.

        The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, to the Company's largest shareholder.

Item 3.    Defaults upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.    Other Information.

        The Company has filed a Management Information Circular and Proxy Statement and other relevant documents in preliminary form with the U.S. Securities and Exchange Commission (the "SEC") and with the Canadian Securities Administrators regarding its arrangement agreement with Austin Ventures VIII, L.P. and an affiliated entity, 724 Holdings, Inc., by which 724 Holdings, Inc. would acquire all the outstanding common shares of 724 Solutions not owned by Austin Ventures or its related persons. These documents contain, and when amended and filed in definitive form will contain, important information about the transaction, and 724 Solutions urges you to read these documents. You may obtain copies of all documents filed with the SEC regarding this transaction, free of charge, at the SEC's website (www.sec.gov) and you may obtain copies of all documents filed with the Canadian Securities Administrators regarding this transaction, free of charge, at www.sedar.com.

        The Company and certain of its affiliates may be deemed to be participants in the solicitation of proxies in connection with the proposed arrangement. A description of the interests of certain of the Company's directors and executive officers in the Company is set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005. Additional information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of proxies in connection with the proposed arrangement, and a description of their direct and indirect interests in the proposed arrangement, as well as the interests of the Company's executive officers and directors, are set forth in the Management Information Circular and Proxy Statement.

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

Signatures	Titles	Date

/s/ JOHN J. SIMS John J. Sims	Chief Executive Officer (principal executive officer)	May 15, 2006
/s/ STEPHEN MORRISON Stephen Morrison	Chief Financial Officer (principal financial and accounting officer)	May 15, 2006

QuickLinks

Table of Contents
724 SOLUTIONS INC. CONSOLIDATED BALANCE SHEETS (In thousands of U.S. dollars) March 31, 2006 and December 31, 2005
724 SOLUTIONS INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of U.S. dollars) Three months ended March 31, 2006 and 2005 (Unaudited)
724 SOLUTIONS INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (In thousands of U.S. dollars, except share amounts) Three months ended March 31, 2006 and 2005 (unaudited)
724 SOLUTIONS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of U.S. dollars) Three months ended March 31, 2006 and 2005 (Unaudited)
SIGNATURES